Form 10KSB
period 2005-01-31
ADERA MINES LTD
filed 2005-05-09
CIK 1281629

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-113541

ADERA MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0427221
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

1020 Harwood Street
Suite 1201
Vancouver, British Columbia
Canada V6E 4R1
(Address of principal executive offices, including zip code.)

(604) 716-1675
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year January 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 3, 2005: 5,831,570.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the State of Nevada on December 30, 2003. We are an exploration stage corporation. An exploration state corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 1020 Harwood Street, Suite 1201, Vancouver, British Columbia, Canada V6E 4R1. This is our mailing address as well. Our telephone number is (604) 716-1675. Our office space is located at Suite 1201-1020 Harwood Street, Vancouver, B.C. V6E 4R1 Canada. Our rent is $100 per month and is donated by our officers until mineralized material is discovered.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Background

In December 2003, Slavko Bebek, our president and a member of the board of directors acquired one mineral claim containing one mining claim in British Columbia, Canada by arranging the staking of the same through Lloyd Brewer, a non affiliated third party. Mr. Brewer is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Bebek and Maryna Bilynska each paid Mr. Brewer $781 or a total of $1,561 to stake the claims. The claim was recorded in Mr. Bebek's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. Mr. Bebek has not provided us with a signed or executed bill of sale in our favor. Mr. Bebek will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the mineral claim. Mr. Bebek has agreed not to transfer title to anyone else. The forgoing agreement is oral. There are no other terms to our agreement with Mr. Bebek. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Bebek will convey title to the mineral claim to the wholly owned subsidiary corporation. Should Mr. Bebek transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Bebek will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Bebek for breach of contract because we have no written agreement with Mr. Bebek and in our opinion, an enforceable action for breach of a contract relating to real property must be in writing. As such, any action we take against Mr. Bebek will be limited to breach of fiduciary duty. To date we have not performed any work on the mineral claim. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's mineral claim, that is the province of British Columbia.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's mineral claim is one such acquisition. Accordingly, fee simple title to our mineral claim resides with the Crown.

Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The mineral claim is unencumbered and there are no competitive conditions which affect the mineral claim. Further, there is no insurance covering the mineral claim and we believe that no insurance is necessary since the mineral claim is unimproved and contains no buildings or improvements.

To date we have not performed any work on the mineral claim. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the mineral claim until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the mineral claim. We have no plans to try interest other companies in the mineral claim if mineralization is found. If mineralization is found, we will try to develop the mineral claim ourselves.

Claims

The following is the tenure number, claim, date of recording and expiration date of our claim:

Claim No.	Document Description	Date of Recording	Date of Expiration
407574	Gold Ledge	December 30, 2003	December 29, 2005

In order to maintain this claim we must pay a fee of CDN$100 per year.

Location and Access

The mineral claim is located 120 miles north of Vancouver, on the southern slopes of the Shulaps Mountain Range. The Mineral claim is in the Lillooet Mining Division, and is centered at approximately 50 degrees 55 feet North latitude and 122 degrees 29 feet West longitude on NTS Map Sheet 92J/16W. Gold Bridge lies 17 miles, by air or 25 miles by gravel road, to the west. A gravel road runs through the mineral claim which allows access for core drilling. No improvements are necessary for our core drilling.

MAP 1

YUKON
N.W.T.
ALASKA
U.S.A.
Stewart
BRITISH
COLUMBIA
Ft. St. John
Dawson Creek
ALBERTA
Prince Rupert
Smithers
PROPERTY LOCATION
Prince George
Bella Coola
Williams Lake
Pacific Ocean
Kamloops
Kelowna
Vancouver
Beaverdell
Cranbrook
Trail
Victoria
U.S.A.
0
200km
400km
Scale 1" = 100 miles
ADERA MINES LIMTED
Gold Ledge Project
LOCATION MAP
Gold Ledge 1.04

MAP 2

GOLD LEDGE PROJECT
Creek
Marshall
Creek
MARSHALL RIDGE
Jones
33
34
35
36
37
38
39
40

0
2000m
4000m
Scale 1:50,000

Contour Interval = 100 ft
Road
Rivers & Creeks

ADERA MINES LIMITED

GOLD LEDGE PROJECT

CLAIM & TOPOGRAPHY MAP

Lillooet M.D., British Columbia

Jun 2004

Gold Ledge 04-02

FIGURE 2

Physiography

The mineral claim is situated on the southern slopes of the Shulaps Mountain Range within the Chilcotin Range of the Coast Mountain Physiographic Region of Southwestern British Columbia. Elevations within the mineral claim range from 4,100 feet within the Hog Creek Valley at the southwestern corner of the claims to 6,900 feet within the north central area of the mineral claim.

Slopes throughout the claim area are generally steep. Below 6,500 feet the vegetation consists mainly of fir and pine trees, much of it mature first and second growth. Alpine vegetation is present at elevations greater than approximately 6,500 feet. The climate features warm summers and cold winters. The region is fairly arid during the summer months. Average yearly precipitation is 20 inches. A snow pack of 5-8 feet begins to accumulate in November and lingers in places into June. The recommended field season is from early June to late October.

Mineral Claim Geology

Sedimentary rocks of the Bridge River Complex make up over 70% of the exposed rocks on the mineral claim. The major rock type is shale generally a dark grey or black with thin sand interbeds.

The majority of the mineralized and unmineralized quartz veining occurs. These quartz veins occur in both rock units.

History of Previous Work

The mineral claim is located within the eastern region of the prolithic Bridge River - Bralorne Mining Camp.

The earliest record of exploration activity within the current claim boundaries is within the Canadian Geological Survey Memoir which was published in 1922.

The 1925 BC Ministry of Mines Annual Report states that there have been several open trenches and a 58-foot deep adit dug to expose the quartz veins. Additional trenches were completed in 1926.

During the 1980's the mineral claim was owned by Stryder Explorations Ltd. Only limited reconnaissance prospecting and sampling was carried out during this period. Several rock and stream sediment samples collected during this period returned highly anomalous values in gold.

Our Proposed Exploration Program

We acquired one property containing one claim. We call it the Gold Ledge Gold Project. We have reviewed the geological data on the Gold Ledge Gold Project in order to prepare for Phase I of our exploration program. There are two mineralized targets identified to date, within the project area:

1.	the 5400 Vein which has returned gold values to 0.8 ounces per ton and has been traced for over 1,800 feet; and

2.

the 6200 Vein which has been traced discontinuously for approximately 4,500 feet. The 6200 Vein is reported to be 8 feet wide at most locations where it is exposed. During the 1920's prospectors were able to recover free gold from the vein by crushing and panning the vein material.

Mr. Lloyd Brewer advised that it may be prudent to divide the Phase I program into two portions; "1-A" and one "1-B."

The Phase 1-A program's goal is to physically locate, geologically map and sample the 5400 and 6200 Veins. Two prospectors/geologists should spend eight days on the property for this step. The majority of the expense for this will be the helicopter, used to fly the crew/camp in/out, analytical work for 30-50 rock/stream/soil samples as well as the crews' wages, vehicle rental, food, survey supplies.

The results of the Phase 1-A program, which will be available within two weeks of completion of the work, will assist in determining the exact areas that the Phase 1-B program will concentrate on.

The higher elevations of the property where the primary targets are located are covered with snow until mid-June. Accordingly a starting date for the Phase 1-A Program is set for July 1, 2005.

The budget could be adjusted by changing the amount of time that the crew spends in the field.

Initial Phase I-a Budget
For the Gold Ledge Project, Lillooet, BC

Personnel:
Field Geologist	10 days @ $220/day	$ 2,200
Prospector/Field Assistant	10 days @ $140/day	1,400
Field Costs:
Field Camp and Supplies	20 man/days @ $32/man/day (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	640
Field Communications	Long Distance charges Motorola 2 way field radios, satellite phone charges/costs	40
Survey Consumables	Sample bags, survey flagging, pickets etc.	80
Transportation:
Truck Rental	10 days $60/day	600
Mob/de-mob	Vancouver - Project - Return (fuel/meals/motel & truck mileage charges)	160
Helicopter	Budget ~ 3 hours @$880/hour	2,640
Analytical:
Rock/Soil Samples	50 samples @ $19.20/sample (Au+32 element ICP) (budget for ~ 8 over detection limit assays - additional $12/sample)	1,040

Office & Engineering:
Drafting/Cartography	(including field base map preliminary maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	200
Overhead & Contingency		600

Total estimate cost of the Phase I exploration program	$ 9,600

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the mineral claim. We will either find gold on the mineral claim or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold, therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the mineral claim.

We will secure all necessary permits for exploration and, if development is warranted on the mineral claim, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the mineral claim. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the mineral claim. We have not allocated any funds for the reclamation of the mineral claim. We estimate that is will cost between $500 and $5,000 to reclaim the mineral claim.

Employees

We intend to retain a consultant. The consultant will supervision of the exploration program. We will pay him between $5,000 and $15,000 for his services during our exploration program. He will be responsible for retaining the drilling contractor and to have the core samples assayed. Core drilling will cost between $10,500 and $142,000. Analyzing the core samples will cost $3,000. Other than the foregoing, our only employees will be our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Bebek will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the mineral claim. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Risk Factors

The following are risk factors affecting our operations:

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised in our public offering will be used for exploration of the mineral claim to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the mineral claim does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in December 2003 and have just commenced our proposed business operations. We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $32,562. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral claim
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the mineral claim. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. Because title to the property is held in the name of one of our officers, if he transfers the mineral claim to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the mineral claim is recorded in the name of Slavko Bebek, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any mineral claim and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the mineral claim.

7. Because we have no written agreement with Mr. Bebek our president, regarding transfer of title to us, should he transfer title to a third person, we will be limited to a cause of action against Mr. Bebek for breach of fiduciary duty.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Bebek will convey title to the mineral claim to the wholly owned subsidiary corporation. Should Mr. Bebek transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Bebek will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Bebek for breach of contract because we have no written agreement with Mr. Bebek and in our opinion, an enforceable action for breach of a contract relating to real property must be in writing. As such, any action we take against Mr. Bebek will be limited to breach of fiduciary duty.

8. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

9. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the mineral claim.

10. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We are attempting to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

11. Because Mr. Bebek and Ms. Bilynska have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Bebek and Ms. Bilynska, our officers and directors have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Bebek and Ms. Bilynska. As a result, exploration of the mineral claim may be periodically interrupted or suspended.

12. Because we have not allocated any money for reclamation of the mining claim, we may be subject to fines if the mining claim is not restored to its original condition upon termination of our activities.

We have not allocated any funds for reclamation of the mining claim. As such, if we terminate our operations and do not restore the mining claim to its original condition we could be subject to fines under the Health, Safety and Reclamation Code for mines in British Columbia.

13. If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

14. Because our officers and directors own more than 50% of the outstanding shares, they are able to decide who will be directors and you will not be able to elect any directors or control operations.

Mr. Bebek and Ms. Bilynska own 5,000,000 shares and are control us. As a result, Mr. Bebek and Ms. Bilynska are able to elect all of our directors and control our operations.

15. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fourth fiscal quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,813,570 shares of common stock outstanding as of May 3, 5,000,000 shares are owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At May 3, 2005 there were 74 shareholders of record.

Status of our public offering

On February 7, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On the April 20, 2005, we completed our public offering by raising $83,157. We sold 831,570 shares of our common stock at an offering price of $0.10 per share, to seventy-two persons

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

On April 20, 2005, we complete our public offering and raised $83,157. Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. The loans will be repaid only if and when we begin generating revenues. The loans will not be repaid from proceeds from our initial public offering. The loans does not accrue interest. There is no written documentation for the loans. They are It is entirely oral. At the present time, we have not made any arrangements to raise additional cash, other than through our public initial offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe that our resources will last a year. That is because our operations call for us to drill a number of exploratory holes and extract core samples.

We will be conducting research in the form of exploration of the mineral claim. Our exploration program is explained below. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the mineral claim contains mineralized material. He will make the determination based upon the results of our exploration. We have not selected a consultant, who will be a mining engineer and supervise our exploration program, as of the date of this annual report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the mineral claim. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining mineral claim may or may not be located under the mineral claim.

We do not claim to have any minerals or reserves whatsoever at this time on any of the mineral claim.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Bebek, after confirming with our consultant, will determine where drilling will occur on the mineral claim. Because Mr. Bebek is inexperienced with exploring for, starting, and operating an exploration program and has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry, his decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry. Mr. Bebek will not receive compensation for his services at this time. Mr. Bebek will only be compensated in the event that we find mineralized material and begin removing it. The samples will be tested to determine if mineralized material is located on the mineral claim. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the mineral claim; or develop the mineral claim. The proceeds from our initial public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report. We are in the process of making these selections.

We estimate the cost of drilling will be $20 per foot drilled. We raised close to the minimum amount $83,157. We will drill approximately 525 linear feet or 5 holes. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity in June 2005, weather permitting. We expect to complete with the exploration and analysis to the core samples within three months.

The breakdowns were made in consultation with Mr. Brewer.

We do not intend to hire additional employees at this time. All of the work on the mineral claim will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. 0-30 days after completion of our initial public offering, retain our consultant to manage the exploration of the property. - Cost $5,000 to $15,000. Time of retention 0-90 days.

2. 30-120 days after completion of our initial public offering - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling we be subcontracted to non-affiliated third parties. We estimate the cost of drilling will be $20 per foot drilled. We raised $83,157. We will drill approximately 525 linear feet or 5 holes. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity in June 2005, weather permitting. We expect to complete with the exploration and analysis to the core samples within three months.

3. 240-270 days after completion of our initial public offering. Have independent an third party analyze the samples from the core drilling and determine if mineralized material is below the ground. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and exploration of our properties. We believe that the funds raised from this offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Plan of Operation

From Inception on December 30, 2003

We acquired one property containing one claim. We have reviewed the geological data on the Gold Ledge Gold Project in order to prepare for Phase I exploration program. Tthere are two mineralized targets, identified to date, within the project area:

1.	the 5400 Vein which has returned gold values to 0.8 ounces per ton and has been traced for over 1,800 feet; and
2.

the 6200 Vein which has been traced discontinuously for approximately 4,500 feet. The 6200 Vein is reported to be 8 feet wide at most locations where it is exposed. During the 1920's prospectors were able to recover free gold from the vein by crushing and panning the vein material.

Lloyd Brewer advised that it may be prudent to divide the Phase I program into two portions' "1-A" and "1-B."

The Phase 1-A program's goal is to physically locate, geologically map and sample the 5400 and 6200 Veins. Two prospectors/geologists should spend eight days on the property for this step. The majority of the expense for this will be the helicopter, used to fly the crew/camp in/out, analytical work for 30-50 rock/stream/soil samples as well as the crews' wages, vehicle rental, food, survey supplies.

The results of the Phase I-A program, which will be available within two weeks of completion of the work, will assist in determining the exact areas that the Phase I-B program will concentrate on.

The higher elevations of the property where the primary targets are located are covered with snow until mid-June so a starting date for the Phase I-A Program is set for July 1, 2005.

The budget could be adjusted by changing the amount of time that the crew spends in the field.

Initial Phase I-a Budget
For the Gold Ledge Project, Lillooet, BC

Personnel:
Field Geologist	10 days @ $220/day	$ 2,200
Prospector/Field Assistant	10 days @ $140/day	1,400
Field Costs:
Field Camp and Supplies	20 man/days @ $32/man/day(including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	640
Field Communications	Long Distance charges Motorola 2 way field radios, satellite phone charges/costs	40
Survey Consumables	Sample bags, survey flagging, pickets etc.	80
Transportation:
Truck Rental	10 days $60/day	600
Mob/de-mob	Vancouver - Project - Return (fuel/meals/motel & truck mileage charges)	160
Helicopter	Budget ~ 3 hours @$880/hour	2,640
Analytical:
Rock/Soil Samples	50 samples @ $19.20/sample (Au+32 element ICP) (budget for ~ 8 over detection limit assays - additional $12/sample)	1,040
Office & Engineering:
Drafting/Cartography	(including field base map preliminary maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	200
Overhead & Contingency		600

Total estimate cost of the Phase I exploration program	$ 9,600

Results of Operation

At January 31, 2005, the President, Slavko Bebek and the Secretary, Maryna Bilynska are each owed $9,873.50 which are non-interest bearing, unsecured and due on demand. The amounts owing represent operating expenses and mineral property recording fees paid on our behalf. Mr. Bebek provides management services and office premises to us. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2005, donated management services of $3,000 and donated rent of $1,200 were recorded. Ms. Bilynska provides management services to the Company valued at $250 per month. During the year ended January 31, 2005, donated management services of $3,000 were recorded.

On February 7, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On April 20, 2005, we completed our public offering by raising $83,157 we sold 5,831,570 shares of our common stock at an offering price of $0.10 per share.

We posted a loss of $17,400 for the year ending January 31, 2005. The principal component was start-up costs and the costs related to our public offering.

Operating expenses for the year ending January 31, 2005 were $17,400 compared to $15,162 for the period from inception to January 31, 2004.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the mineral claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Adera Mines. We must raise cash to implement our exploration program. We believe that the money raised from our public offering will last twelve months.

To meet our need for cash we raised money from our initial public offering. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the mineral claim, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have the right to conduct exploration activities on one mineral claims. The mineral claim is staked and have began our exploration program.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to section 4(2) of the Securities Act of 1933 in December 2003. This was accounted for as a purchase of shares of common stock.

We issued 831,570 shares of common stock through our public offering which was declared effective on February 7, 2005 and raised $83,157. This was accounted for as a purchase of shares of common stock.

At January 31, 2005, we had a working capital deficit of $24,712 compared to a working capital deficit of $14,512 at January 31, 2004.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Adera Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Adera Mines Limited (An Exploration Stage Company) as of January 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from December 30, 2003 (Date of Inception) to January 31, 2005 and the years ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adera Mines Limited (An Exploration Stage Company), as of January 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from December 30, 2003 (Date of Inception) to January 31, 2005 and the years ended January 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the early exploration stage and has no business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 23, 2005

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

		(Restated -
		Note 7)
	January 31,	January 31,
	2005	2004
	$	$

ASSETS

Current Assets

Cash	85	70

Total Assets	85	70

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,300	-
Accrued liabilities	3,750	-
Due to related parties (Note 4)	19,747	14,582

Total Liabilities	24,797	14,582

Contingent Liability (Note 6)
Subsequent Event (Note 8)

Stockholders' Deficit

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued: 5,000,000 shares	50	50

Donated Capital	7,800	600

Deficit Accumulated During the Exploration Stage	(32,562)	(15,162)

Total Stockholders' Deficit	(24,712)	(14,512)

Total Liabilities and Stockholders' Deficit	85	70

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

			(Restated -
			Note 7)
			Period from
			December 30,
	Period from		2003
	December 30, 2003	Year	(Date of
	(Date of Inception)	Ended	Inception)
	to January 31,	January 31,	to January 31,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses

Consulting (note 4)	6,500	6,000	500
General and administrative	855	855	-
Mineral property costs	2,257	695	1,562
Professional fees	21,650	8,650	13,000
Rent (Note 4)	1,300	1,200	100

Total Expenses	32,562	17,400	15,162

Net Loss	(32,562)	(17,400)	(15,162)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

			(Restated - Note 7)
	Period from		Period from
	December 30, 2003		December 30, 2003
	(Date of Inception)	Year Ended	(Date of Inception
	to January 31,	January 31,	to January 31,
	2005	2005	2004
	$	$	$

Cash Flows To Operating Activities

Net loss	(32,562)	(17,400)	(15,162)

Adjustment to reconcile net loss to net cash used in
operating activities

Donated consulting services and rent	7,800	7,200	600

Changes in operating assets and liabilities

Accounts payable	1,300	1,300	-
Accrued liabilities	3,750	3,750	-

Net Cash Used In Operating Activities	(19,712)	(5,150)	(14,562)

Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities

Advances from related parties	19,747	5,165	14,582
Proceeds from issuance of common stock	50	-	50

Net Cash Provided by Financing Activities	19,797	5,165	14,632

Net Increase in Cash	85	15	70

Cash - Beginning of Period	-	70	-

Cash - End of Period	85	85	70

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Deficit
Period from December 30, 2003 (Date of Inception) to January 31, 2005
(expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	(Restated -
	Common Stock		Donated	Development	Note 7)
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance - December 30, 2003 (Date of
Inception)	-	-	-	-	-

Issuance of common stock for cash	5,000,000	50	-	-	50

Donated consulting services and rent	-	-	600	-	600

Net loss for the year	-	-	-	(15,162)	(15,162)

Balance - January 31, 2004	5,000,000	50	600	(15,162)	(14,512)

Donated consulting services and rent	-	-	7,200	-	7,200

Net loss for the year	-	-	-	(17,400)	(17,400)

Balance - January 31, 2005	5,000,000	50	7,800	(32,562)	(24,712)

The accompanying notes are an integral part of these financial statements

Adera Mines Limited (An Exploration Stage Company) Notes to the Financial Statements (expressed in U.S. dollars)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 30, 2003. In January 2004, the Company purchased one mineral claim situated in the Lillooet Mining Division in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At January 31, 2005, the Company had a working capital deficit of $24,712, which includes $19,747 owing to the President and the Secretary of the Company, who have agreed to continue to pay expenses and/or advance funds as the Company requires until the Company can raise funds through a private placement and public offering of its common stock. The Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission on May 6, 2004, which was declared effective on February 7, 2005. The Company issued 831,750 shares of common stock at $0.10 per share for cash proceeds of $831,147 pursuant to the Company's SB-2 Registration Statement.

2.	Summary of Significant Accounting Policies
	a)	Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is January 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
	d)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

	e)	Exploration and Development Costs

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	g)	Financial Instruments
The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	h)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $85 on January 31, 2005. At January 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	i)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.	Mineral Properties

In January 2004, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 18 units in the Lillooet Mining Division in the Province of British Columbia, Canada. Payment of $1,562 was required to record this mining claim and was paid as to 50% each by the President and the Secretary of the Company. The President of the Company will transfer title to a subsidiary corporation to be formed by the Company if mineral material is discovered on the mining claim. British Columbia mining claims can only be held by British Columbia residents (individuals or corporations).

4.	Related Party Transactions/Balances
a)

At January 31, 2005, the President and the Secretary of the Company are each owed $9,874 (2004 - $7,291), which are non-interest bearing, unsecured and due on demand. The amounts owing represent operating expenses and mineral property recording fees paid on behalf of the Company.

b)

The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2005, donated consulting services of $3,000 and donated rent of $1,200 were recorded.

	c)	The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the year ended January 31, 2005, donated consulting services of $3,000 were recorded.

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $25,000 which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	The components of the net deferred tax asset at January 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:
		2005	2004
		$	$
	Net Operating Loss	10,000	15,000
	Statutory Tax Rate	34%	34%
	Effective Tax Rate	-	-
	Deferred Tax Asset	3,400	5,100
	Valuation Allowance	(3,400)	(5,100)
	Net Deferred Tax Asset	-	-

6.	Contingent Liability
	The Company is obligated to pay $10,000 in legal fees once the SB-2 Registration Statement has been declared effective. The SB-2 was declared effective on February 7, 2005.

7.	Restatement
	The Company had restated its financial statements for the period ended January 31, 2004. The nature of the restatement and the effect on net loss and loss per share are as follows:
			$
	Net loss for the period as previously reported		(13,600)

	Correction affecting net loss:

	Mineral property acquisition costs charged to operations		(1,562)

	Net loss for the period as restated		(15,162)

	There was no change to the net loss per share.

8.	Subsequent Event
	The Company issued 831,570 shares of common stock at $0.10 per share for cash proceeds of $83,157 pursuant to the Company's SB-2 Registration Statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2005, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 5S7, as set forth in this annual report.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B. OTHER INFORMATION.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Slavko Bebek	54	president, principal executive officer, treasurer, principal
1020 Harwood Street		financial officer and a member of the board of directors
Suite 1201
Vancouver, British Columbia
Canada

Maryna Bilynska	29	secretary and a member of the board of directors
1020 Harwood Street
Suite 1201
Vancouver, British Columbia
Canada

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Slavko Bebek has been our president, principal executive officer, treasurer, principal financial officer and a member of our board of directors since inception. Since June, 1998, Mr. Bebek has been the vice president of investor relations and a director of Kobex Resources Ltd. which is located in Vancouver, British Columbia. Kobex Resources Ltd. is a junior mining and exploration company and its common stock is traded on the TSX Venture Exchange under the symbol "KBX."

Maryna Bilynska has been our secretary and a member of our board of directors since inception. Since December 2003, Ms. Bilynska has been secretary and a member of the board of directors of Peloton Resources Inc., an exploration corporation located in Vancouver, British Columbia. Peloton Resources Inc. filed a Form SB-2 registration statement with the Securities and Exchange Commission (SEC file no. 333-113118) on February 27, 2004 which was declared effective by the SEC on December 7, 2004. On January 7, 2005, Peloton Resources Inc. completed its public offering and raised $161,179. Peloton Resources Inc. files reports with the Securities and Exchange Commission pursuant to section 15(d) of the Securities Exchange Act of 1934. Since November 1999 Ms. Bilynska has been the office manager of Callinan Mines Limited located in British Columbia. Callinan Mines is a development stage mining company. Callinan Mines does not file reports with the Securities and Exchange Commission. From September 1999 to

January 2000, Ms. Bilynska was a director of Camden Mines Limited, an exploration corporation located in Vancouver British Columbia. In September 2004, Camden Mines Limited ceased operations as an exploration corporation and changed its business purpose to a corporation distributing publications in the People's Republic of China. At the same time, Camden Mines Limited changed its name to Xinhua China Ltd. Xinhua China Ltd. files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934. From April 1999 to August 1999, Ms. Bilynska attended business law courses at Langara College, Vancouver, British Columbia. From September 1999 to November 1999, Ms. Bilynska was unemployed. From June 1998 to April 1999, Ms. Bilynska was a legal secretary at the law firm of Lando & Company, Vancouver, British Columbia.

Our officers and directors lack professional or technical training credentials related to mineral exploration, mine development or mining. We were incorporated on December 30, 2003. Mr. Bebek and Ms. Bilynska devoted no time to our operations in 2003.

Conflicts of Interest

We believe that Mr. Bebek and Ms. Bilynska are subject to conflicts of interest. The conflicts of interest arise from Mr. Bebek and Ms. Bilynska's relationship with other mining and exploration corporations. Since June, 1998, Mr. Bebek has been the vice president of investor relations and a director of Kobex Resources Ltd. which is located in Vancouver, British Columbia. Kobex Resources Ltd. is a junior mining and exploration company. Mr. Bebek duties at Kobex Resources are raising capital and investor relations. Since December 2003, Ms. Bilynska has been secretary and a member of the board of directors of Peloton Resources Inc., an exploration corporation located in Vancouver, British Columbia. Ms. Bilynska's duties at Peloton are as corporate secretary and a director. She is responsible for maintaining the corporate records of Peloton and functioning as a director. In the future, Mr. Bebek and Ms. Bilynska will continue to be involved in the mining and exploration business for other entities and such involvement could create conflicts of interest. Mr. Bebek and Ms. Bilynska devote time to their other business activities on an as needed basis and will continue to devote time to their other business activities on an add needed basis. Other than the foregoing, no policy has been implemented or will be implemented to address conflicts of interest.

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. Further, neither Mr. Bebek nor Ms. Bilynska intend to acquire additional properties. The only conflict that we foresee is Mr. Bebek and Ms. Bilynska's devotion of time to projects that do not involve us. Mr. Bebek will devote 10% of his time or 4 hours per week to our operation and Ms. Bilynska will devote 10% of her time or 4 hours per week to our operation. Mr. Bebek and Ms. Bilynska have each unilaterally decided not to devote more time to our operations. That is because they have other corporate activities described above and enjoy devoting substantial time to travel and their hobbies, which include sailing, wind surfing, skiing and reading. In the event that Mr. Bebek and Ms. Bilynska cease devoting any time to our operations, each has agreed to resign as an officer and director.

In the event both Mr. Bebek and Ms. Bilynska resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board of directors which is comprised of all of our directors. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and, provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 30, 2003 through January 31, 2005, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and Principal	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Slavko Bebek	2005	0	0	0	0	0	0	0
President, Treasurer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Maryna Bilynska	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We have not paid any salaries in 2005.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

	Number of	Percentage of
Name of Beneficial Ownership [1]	Shares	Ownership

Slavko Bebek	2,500,000	42.87%

Maryna Bilynska	2,500,000	42.87%

All Officers and Directors	5,000,000	85.74%
as a Group (2 persons)

[1]	The persons named above are "promoters" of our company. Mr. Bebek and Ms. Bilynska are the only "promoters" of our company.

Future Sales by Existing Stockholders

A total of 5,000,000 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the rules and regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers' transaction or in a transaction directly with a market maker.

A total of 5,000,000 shares of our stock are currently owned by our officers and directors. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Because our officers and directors control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2003, we issued 2,500,000 shares of restricted common stock to Slavko Bebek, our president and a member of the board of directors and 2,500,000 shares of restricted common stock to Maryna Bilynska, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $50.

Slavko Bebek and Maryna Bilynska covered our initial expenses of incorporation, accounting, legal fees and staking by paying $19,747 directly to our staker, attorney and auditor. Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. These loans are non-interest bearing, unsecured and due on demand. The amounts owing represent operating expenses and mineral property recording fees paid on our behalf. The terms of the foregoing transactions were at arm's length and none of the parties are our affiliates. Mr. Bebek provides management services and office premises to us. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2005, donated management services of $3,000 and donated rent of $1,200 were recorded. Ms. Bilynska provides management services to the Company valued at $250 per month. During the year ended January 31, 2005, donated management services of $3,000 were recorded. There is no written documentation for the loans. They are entirely oral.

Mr. Bebek will transfer the mineral claims to us if mineralized material is found on the claims. Mr. Bebek will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the mineral claims.

Mr. Bebek and Ms. Bilynska are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

On February 7, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On April 20, 2005, we completed our public offering by raising $83,157. We sold 831,570 shares of our common stock at an offering price of $0.10 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-113541 on March 12, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Gold Ledge Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005		$7,150	Manning Elliott, Chartered Accountants
2004	$	nil	Manning Elliott, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2005.

ADERA MINES LIMITED

BY: /s/ Slavko Bebek
Slavko Bebek, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Slavko Bebek	Slavko Bebek, President, Principal Executive Officer,	May 6, 2005
Slavko Bebek	Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

/s/ Maryna Bilynska	Secretary and member of the Board of Directors	May 6, 2005
Maryna Bilynska