Form 10QSB
period 2005-04-30
ADERA MINES LTD
filed 2005-06-15
CIK 1281629

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

=======================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Adera Mines Limited
(An Exploration Stage Company)

April 30, 2005

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30, 2005 $	January 31, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	70,423	85

Total Assets	70,423	85

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,050	1,300
Accrued liabilities	5,500	3,750
Due to related parties (Note 4)	19,747	19,747

Total Liabilities	26,297	24,797

Stockholders' Equity (Deficit)

Common Stock (Note 5) Authorized: 100,000,000 shares, par value $0.00001 Issued: 5,831,570 shares (January 31, 2005 - 5,000,000 shares)	58	50

Additional Paid-In Capital	73,009	-

Donated Capital	9,600	7,800

Deficit Accumulated During the Exploration Stage	(38,541)	(32,562)

Total Stockholders' Equity (Deficit)	44,126	(24,712)

Total Liabilities and Stockholders' Equity (Deficit)	70,423	85

The accompanying notes are an integral part of these financial statements.

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Period from December 30, 2003 (Date of Inception) to April 30,	For the Three Months Ended April 30,	For the Three Months Ended April 30,
	2005	2005	2004
	$		$

Revenue	-		-

Expenses

Consulting (Note 4)	8,000	1,500	1,500
General and administrative	2,234	1,379	305
Mineral property costs	2,257	-	-
Professional fees	24,450	2,800	2,100
Rent (Note 4)	1,600	300	300

Total Expenses	38,541	5,979	4,205

Net Loss for the Period	(38,541)	(5,979)	(4,205)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,037,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended April 30	For the Three Months Ended April 30
	2005	2004
	$	$
Cash Flows From (To) Operating Activities

Net loss for the period	(5,979)	(4,205)
Adjustment to reconcile net loss to net cash used in operating activities

Donated consulting services and rent	1,800	1,800
Changes in operating assets and liabilities

Accounts payable	(250)	-
Accrued liabilities	1,750	2,100
Due to related parties	-	280

Net Cash Provided by (Used in) Operating Activities	2,679	(25)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds from issuance of common stock, net of issuance costs	73,017	-

Net Cash Provided by Financing Activities	73,017	-

Net Increase (Decrease) in Cash	70,338	(25)

Cash - Beginning of Period	85	70

Cash - End of Period	70,423	45
Non-cash Investing and Financing Activities	-	-
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 30, 2003. In January 2004, the Company purchased one mineral claim situated in the Lillooet Mining Division in the Province of British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. At April 30, 2005, the Company had working capital of $44,126, and has accumulated losses of $38,541 since inception. During the period, the Company sold 831,570 shares of common stock at a price of $0.10 per share pursuant to an SB-2 Registration Statement for proceeds of $83,157 before issuance costs. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

F-4

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Foreign Currency Transactions/Balances

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

2.	Summary of Significant Accounting Policies (continued)

h)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $70,423 on April 30, 2005. As at April 30, 2005 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

i)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, " Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements(continued)

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

4.	Related Party Transactions

a)

As at April 30, 2005, the President and the Secretary of the Company are each owed $9,874 (January 31, 2005 - $9,874), which are non-interest bearing, unsecured and due on demand. The amounts owing represent operating expenses and mineral property recording fees paid on behalf of the Company.

b)

The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the period ended April 30, 2005, donated consulting services of $750 (2004 - $750) and donated rent of $300 (2004 - $300) were recorded.

c)

The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the period ended April 30, 2005, donated consulting services of $750 (2004 - $750) were recorded.

5.	Common Stock

On April 26, 2005, the Company issued 831,570 shares of common stock at $0.10 per share for cash proceeds of $83,157 before issuance costs of $10,140 pursuant to the Company's SB-2 Registration Statement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. . We are not going to buy or sell any plant or significant equipment during the next twelve months.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We acquired one property containing one claim. We call it the Gold Ledge Gold Project. The Gold Ledge mineral claim is located 120 miles north of Vancouver, on the southern slopes of the Shulaps Mountain Range. The Mineral claim is in the Lillooet Mining Division, and is centered at approximately 50 degrees 55 feet North latitude and 122 degrees 29 feet West longitude on NTS Map Sheet 92J/16W. Gold Bridge lies 17 miles, by air or 25 miles by gravel road, to the west. A gravel road runs through the mineral claim which allows access for core drilling. No improvements are necessary for our core drilling.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the mineral claim contains mineralized material. He will make the determination based upon the results of our exploration. We have selected Madman Mining Co. Ltd. to be our consultant, a mining engineer and supervise our exploration program, as of the date of this quarterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining mineral claim may or may not be located under the mineral claim.

We do not claim to have any minerals or reserves whatsoever at this time on any of the mineral claim.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Bebek, after confirming with our consultant, will determine where drilling will occur on the mineral claim. Because Mr. Bebek is inexperienced with exploring for, starting, and operating an exploration program and has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry, his decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry. Mr. Bebek will not receive compensation for his services at this time. Mr. Bebek will only be compensated in the event that we find mineralized material and begin removing it. The samples will be tested to determine if mineralized material is located on the mineral claim. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the mineral claim; or develop the mineral claim. The proceeds from our initial public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this quarterly report. We are in the process of making these selections.

We estimate the cost of drilling will be $20 per foot drilled. We raised $83,157 pursuant to our SB-2 Registration Statement. We will drill approximately 525 linear feet or 5 holes. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. The higher elevations of the property where the primary targets are located are covered with snow until mid-June. Accordingly a starting date for the exploration activity is set for July 1, 2005. We expect to complete with the exploration and analysis to the core samples within three months.

The breakdowns were made in consultation with Mr. Brewer of Madman Mining Co. Ltd.

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

We have reviewed the geological data on the Gold Ledge Gold Project in order to prepare for Phase I of our exploration program. There are two mineralized targets identified to date, within the project area:

1	the 5400 Vein which has returned gold values to 0.8 ounces per ton and has been traced for over 1,800 feet; and

2

the 6200 Vein which has been traced discontinuously for approximately 4,500 feet. The 6200 Vein is reported to be 8 feet wide at most locations where it is exposed. During the 1920's prospectors were able to recover free gold from the vein by crushing and panning the vein material.

Mr. Lloyd Brewer of Madman Mining Co. Ltd. advised that it may be prudent to divide the Phase I program into two portions; "1-A" and one "1-B."

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

The budget could be adjusted by changing the amount of time that the crew spends in the field.

Initial Phase I-a BudgetFor the Gold Ledge Project, Lillooet, BC

Personnel:
Field Geologist	10 days @ $220/day	$ 2,200
Prospector/Field Assistant	10 days @ $140/day	1400
Field Costs:
Field Camp and Supplies	20 man/days @ $32/man/day (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	640
Field Communications	Long Distance charges Motorola 2 way field radios, satellite phone charges/costs	40
Survey Consumables	Sample bags, survey flagging, pickets etc.	80
Transportation:
Truck Rental	10 days $60/day	600
Mob/de-mob	Vancouver - Project - Return (fuel/meals/motel & truck mileage charges)	160
Helicopter	Budget ~ 3 hours @$880/hour	2640
Analytical:
Rock/Soil Samples	50 samples @ $19.20/sample (Au+32 element ICP)(budget for ~ 8 over detection limit assays - additional $12/sample)	1040
Office & Engineering:
Drafting/Cartography	(including field base map preliminary maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	200
Overhead & Contingency		600

Total estimate cost of the Phase I exploration program	$ 9,600

Liquidity and Capital Resources

Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. The loans will be repaid only if and when we begin generating revenues. The loans do not accrue interest. There is no written documentation for the loans. It is entirely oral. At the present time, we have not made any arrangements to raise additional cash, other than through our public initial offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe that our resources will last a year. That is because our operations call for us to drill a number of exploratory holes and extract core samples.

Mr. Bebek, the President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the period ended April 30, 2005, donated consulting services of $750 and donated rent of $300 were recorded.

Ms. Bilynska, the Secretary of the Company provides consulting services to the Company valued at $250 per month. During the period ended April 30, 2005, donated consulting services of $750 were recorded.

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

We posted a loss of $5,979 for the three months ending April 30, 2005 compared to a loss of $4,205 for the three months ended April 30, 2004. This difference reflects mainly increase in stock transfer agent expenses.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital and generate revenue and profits from our business operations.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2003. This was accounted for as a purchase of shares of common stock.

We issued 831,570 shares of common stock through our public offering declared effective on February 7, 2005 and raised $83,157 before issuance costs of $10,140.

At April 30, 2005, our total assets of $70,423 consisted of cash.

At April 30, 2005, our total liabilities were $26,297.

At April 30, 2005, we had working capital of $44,126 compared to a working capital deficit of $24,712 at January 31, 2005.

We have no long-term debt as of April 30, 2005.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Slavko Bebek, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 7, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On April 20, 2005, we completed our public offering by raising $83,157. We sold 831,570 shares of our common stock at an offering price of $0.10 per share

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(b)     Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2005.

ADERA MINES LIMITED
(Registrant)

BY:	/s/ Slavko Bebek
Slavko Bebek, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors.

BY:	/s/ Maryna Bilynska
Maryna Bilynska, Secretary and a member of the Board of Directors.