Form 10QSB
period 2005-07-31
ADERA MINES LTD
filed 2005-09-16
CIK 1281629

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51308

ADERA MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0427221
State or other jurisdiction ofincorporation or organization	(IRS Employer Identification No.)

1020 Harwood Street
Suite 1201
Vancouver, British Columbia
Canada V6E 4R1
(Address of principal executive offices, including zip code.)

(604) 716-1675
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 15, 2005 the Company had 5,831,570 shares of common stock outstanding.

================================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Adera Mines Limited
(An Exploration Stage Company)
July 31, 2005

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31, 2005 $	January 31, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	36,695	85

Total Current Assets	36,695	85

Property and Equipment (Note 4)	1,524	-

Total Assets	38,219	85

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,347	1,300
Accrued liabilities	2,000	3,750
Due to related parties (Note 5)	-	19,747

Total Liabilities	3,347	24,797

Stockholders' Equity (Deficit)

Common Stock (Note 6) Authorized: 100,000,000 shares, par value $0.00001 Issued: 5,831,570 shares (January 31, 2005 - 5,000,000 shares)	58	50

Additional Paid-in Capital	72,884	-

Donated Capital	11,400	7,800

Deficit Accumulated During the Exploration Stage	(49,470)	(32,562)

Total Stockholders' Equity (Deficit)	34,872	(24,712)

Total Liabilities and Stockholders' Equity (Deficit)	38,219	85

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Period from December 30, 2003 (Date of Inception) to July 31,	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Three Months Ended July 31,	For the Three Months Ended July 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	66	66	-	66	-
Consulting (Note 5)	9,500	3,000	3,000	1,500	1,500
General and administrative	2,647	1,792	528	413	223
Mineral property costs	7,257	5,000	-	5,000	-
Professional fees	26,900	5,250	3,500	2,450	1,400
Rent (Note 5)	1,900	600	600	300	300
Transfer agent fees	1,200	1,200	-	1,200	-

Total Expenses	49,470	16,908	7,628	10,929	3,423

Net Loss for the Period	(49,470)	(16,908)	(7,628)	(10,929)	(3,423)

Net Loss Per Share - Basic
and Diluted		-	-	-	-

Weighted Average Shares
Outstanding		5,441,000	5,000,000	5,832,000	5,000,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended July 31	For the Six Months Ended July 31
	2005	2004
	$	$
Cash Flows From (To) Operating Activities

Net loss for the period	(16,908)	(7,628)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	66	-
Donated consulting services and rent	3,600	3,600

Changes in operating assets and liabilities

Accounts payable	(453)	1,250
Accrued liabilities	(1,250)	1,650
Due to related parties	(19,747)	1,080

Net Cash Used in Operating Activities	(34,692)	(48)

Cash Flows Used in Investing Activities

Purchase of property and equipment	(1,590)	-

Net Cash Used in Investing Activities	(1,590)	-

Cash Flows From Financing Activities

Proceeds from the issuance of common stock	72,892	-

Net Cash Provided by Financing Activities	72,892	-

Net Increase (Decrease) in Cash	36,610	(48)

Cash - Beginning of Period	85	70

Cash - End of Period	36,695	22

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 30, 2003. In January 2004, the Company purchased one mineral claim situated in the Lillooet Mining Division in the Province of British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (A SFAS@ ) No.7 A Accounting and Reporting by Development Stage Enterprises@ . The Company= s principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. At July 31, 2005, the company had working capital of $33,348, and has accumulated losses of $49,470 since inception. During the six month period ended July 31, 2005, the Company sold 831,570 shares of common stock at a price of $0.10 per share pursuant to an SB2 Registration Statement for proceeds of $83,157 before issue costs. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company= s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company= s fiscal year-end is January 31.

	b)	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, A Foreign Currency Translation@ .. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

	e)	Exploration and Development Costs

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $36,695 on July 31, 2005. At July 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	i)	Comprehensive Loss

SFAS No. 130, A Reporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	j)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, A Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3@ .. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods= financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, A Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29@ .. The guidance in APB Opinion No. 29, A Accounting for Nonmonetary Transactions@ , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, A Share Based Payment@ .. SFAS 123R is a revision of SFAS No. 123 A Accounting for Stock-Based Compensation@ , and supersedes APB Opinion No. 25, A Accounting for Stock Issued to Employees@ and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity= s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)
2.	Summary of Significant Accounting Policies (continued)
	j)	Recent Accounting Pronouncements (continued)

based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (A SAB 107@ ) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

	k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company= s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

4.	Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $
			(unaudited)	(audited)
Computer	1,590	66	1,524	-

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the six month period ended July 31, 2005, donated consulting services of $1,500 (2004 - $1,500) and donated rent of $600 (2004 - $600) were recorded.

The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the six month period ended July 31, 2005, donated consulting services of $1,500 (2004 - $1,500) were recorded.

During the six month period ended July 31, 2005, the President and the Secretary of the Company were repaid $9,874 each, representing the balance of non-interest bearing loans. These amounts represented operating expenses and mineral property recording fees paid on behalf of the Company.

6.	Common Stock

On April 26, 2005, the Company issued 831,570 shares of common stock at $0.10 per share for cash proceeds of $83,157 before issue costs pursuant to the Company's SB-2 Registration Statement.

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

We estimate the cost of drilling will be $20 per foot drilled. We raised $83,157 pursuant to our SB-2 Registration Statement. We will drill approximately 525 linear feet or 5 holes. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. The higher elevations of the property where the primary targets are located are covered with snow until mid-June. Accordingly a starting date for the exploration activity was set for July 1, 2005.

The breakdowns were made in consultation with Mr. Brewer of Madman Mining Co. Ltd.

A two-man prospecting/sampling crew was on site for 8 days - between July 29 and August 5th, 2005. The crew traversed the upper reaches of the Gold Ledge Claim searching for the 5400 vein and the 6200 vein as well as any other mineralization. Both quartz veins were located.

We have summarized the work completed and the results of the Phase 1A exploration program recently completed on the Gold Ledge Project and given the extremely poor results obtained from this program, no further work on the property is recommended. Unfortunately the combination of the rock, soil and stream sediment sampling effectively eliminated the possibility that gold occurs in economic concentrations (or even anomalous values) within the 5400 and 6200 veins or elsewhere on the property.

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

We have summarized the work completed and the results of, the Phase 1A exploration program recently completed on the Gold Ledge Project as follows:

Work Performed:

A two-man prospecting/sampling crew was on site for 8 days - between July 29 and August 5th, 2005. A total of two additional days were spent traveling to and from, and gearing up for, the project.

The crew traversed the upper reaches of the Gold Ledge Claim searching for the 5400 vein and the 6200 vein as well as any other mineralization. Both quartz veins were located.

12 rock samples were collected. 5 samples were taken from the 5400 vein and 7 samples were taken from the 6200 vein. An old trench was located at the 5400 vein was also discovered. This trench was cleaned out and the exposed vein was sampled.

20 soil samples were collected. 10 samples were collected at 10m intervals down-slope from the 5400 vein. 10 samples were also collected at 10m intervals down-slope from the 6200 vein. The sampling was designed to detect mineralization that originated from the quartz veins and was released into the soil as the veins weather (erode).

8 panned stream sediment samples at the junctions of Hog Creek with other smaller creeks that flow into it. These samples were collected to test for gold that could be originating in each of the drainages.

Discussion of Results/Field Observations:

Rock Samples - Quartz Veins.

Both the 5400 vein and the 6200 vein were located and sampled. Both veins consisted of milky bull quartz that did not contain any sulphides (barren).

The 5400 vein is exposed in several locations over approximately 400 feet. The vein has been faulted and offsets slightly (approximately 1-foot) at each of four observed fault locations. There is not any concentration of sulphides proximal to the faults. The vein varies in width from 6 inches to 2 feet with the average width appearing to be about 12 inches. 5 samples were collected from this vein and submitted for assay. The highest gold value received was 0.02g/t Au the other 4 samples each returned values of 0.01g/t Au.

The 6200 vein was followed for nearly 1,200 feet. The vein has also been faulted and offsets slightly (less than 1-foot) in numerous locations. Again the vein is barren of sulphides at all observed locations. The vein varies in width from 6 inches to 3 feet with the average width appearing to be again about 12 inches. 7 samples were collected from this vein and submitted for assay. The two highest gold values received are 0.12 and 0.23g/t Au. The other 5 samples each returned values of 0.01g/t Au.

Soil Samples:

The closely spaced soil sampling lines that were emplaced down-slope from each vein did not succeed in detecting gold mineralization that would have originated in the veins. The highest gold value obtained in soil samples 14ppb. The rest of the samples returned values of less than 8ppb Au.

Stream Sediment Samples:

The panned stream sediment samples were obtained by screening and panning approximately 50-80 pounds of sand/gravel/soil material from the creek beds at each location. The highest value obtained from the panned concentrates was 27ppb Au. The other seven samples returned values of less than 7 ppb.

Other elements:

All rock, soil and stream sediment samples were also analyzed for 30 other elements including silver, copper, lead, zinc and arsenic. None of the 30 elements were present in economic levels.

Conclusion:

Given the extremely poor results obtained from this program, no further work on the property is recommended. Unfortunately the combination of the rock, soil and stream sediment sampling effectively eliminated the possibility that gold occurs in economic concentrations (or even anomalous values) within the 5400 and 6200 veins or elsewhere on the property.

Madman Mining Co. Ltd., our consultant, a mining engineer and supervisor of our exploration program, have also done a review of other mineral properties in the area and it is without exception evident that sulphides are associated with quartz vein hosted gold mineralization.

We were strongly suggested by Madman Mining Co. Ltd., our consultant, that the Company save the costs and look for another project.

Costs and Charges for 2005 Phase 1A Exploration Program on the Gold Ledge Project, Lillooet BC

Personnel:
Prospector/Geographer	10 days @ $220.00/day	$ 2,200.00
Prospector/Field Assistant	10 days @ $140.00/day	1,400.00
Field Costs:		0
Field Camp and Supplies	20 man/days @ $32.00/man/day(including camp rental, GPS, food, prospecting and sampling equipment, first aid and chain saw)	640.00
Field Communications	Long Distance charges Motorola 2 way field radios, satellite phone charges/costs	40.00
Survey Consumables	Sample bags, survey flagging, pickets etc.	80.00
Transportation:		0
Truck Rental	10 days $60.00/day	600.00

Mob/de-mob	fuel/meals/motel & truck mileage charges	160.00
Helicopter		2,412.00
Analytical:		0
Rock/Soil Samples	Assay and handling	1,040.00
Office & Engineering:		0
Drafting/Cartography	(including field base map preliminary maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	400.00
Overhead		600.00
Research, Engineering and Supervision	Including all matters associated with the property to date and planning and direct supervision of this exploration work	3,028.00
Total cost of the Phase I exploration program **		$12,600.00

Liquidity and Capital Resources

Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. The loan has been repaid. At the present time, we have not made any arrangements to raise additional cash, other than through our public initial offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe that our resources will last a year. That is because our operations call for us to drill a number of exploratory holes and extract core samples.

Mr. Bebek, the President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the six months ended July 31, 2005, donated consulting services of $1,500 and donated rent of $600 were recorded.

Ms. Bilynska, the Secretary of the Company provides consulting services to the Company valued at $250 per month. During the period ended July 31, 2005, donated consulting services of $1,500 were recorded.

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

We posted a loss of $16,908 for the six months ending July 31, 2005 compared to a loss of $7,628 for the six months ended July 31, 2004. This difference reflects mainly increase in stock transfer agent expenses.

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

At July 31, 2005, our total assets of $38,219 consisted of cash of $26,695 and property and equipment of $1,524.

At July 31, 2005, our total liabilities were $3,347.

At July 31, 2005, we had working capital of $33,348 compared to a working capital deficit of $24,712 at January 31, 2005.

We have no long-term debt as of July 31, 2005.

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

We used the proceeds as follows:

Legal Fees	$20,140
Accounting Fees	13,650
Transfer Agent Fees	2,410
Bank Fees and G&A	465
Mineral Property Costs	7,257
Filing Fees	870
Computer Purchase	1,590
Shipping Fees	199
Total Fees and Expenses	$46,581

We currently have proceeds of $36,681 from our public offering.

ITEM 6.     EXHIBITS

The following exhibits are attached hereto:
Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of September, 2005.

ADERA MINES LIMITED
(Registrant)

BY:	/s/ Slavko Bebek
Slavko Bebek, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors.

BY:	/s/ Maryna Bilynska
Maryna Bilynska, Secretary and a member of the Board of Directors.