Form 10QSB
period 2005-10-31
ADERA MINES LTD
filed 2005-12-15
CIK 1281629

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51308

ADERA MINES LIMITED
 (Exact name of registrant as specified in its charter)

Nevada	98-0427221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1020 Harwood Street
Suite 1201
Vancouver, British Columbia
Canada V6E 4R1
 (Address of principal executive offices, including zip code.)

(604) 716-1675
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 14, 2005, the Company had 5,831,570 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [   ] No [X]

============================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Adera Mines Limited
(An Exploration Stage Company)

October 31, 2005

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	October 31,	January 31,
	2005	2005
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	9,607	85

Total Current Assets	9,607	85

Property and Equipment (Note 4)	1,424	-

Total Assets	11,031	85

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,829	1,300
Accrued liabilities	2,509	3,750
Due to related parties (Note 5)	-	19,747

Total Liabilities	4,338	24,797

Stockholders' Equity (Deficit)

Common Stock (Note 6)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 5,831,570 shares (January 31, 2005 - 5,000,000 shares)	58	50

Additional Paid-In Capital	72,884	-

Donated Capital (Note 5)	13,200	7,800

Deficit Accumulated During the Exploration Stage	(79,449)	(32,562)

Total Stockholders' Equity (Deficit)	6,693	(24,712)

Total Liabilities and Stockholders' Equity (Deficit)	11,031	85

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Period from
	December 30, 2003	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	166	100	-	166	-
General and administrative
(Note 5)	62,226	21,979	3,119	33,221	10,147
Mineral property costs	14,857	7,600	-	12,600	-
Rent (Note 5)	2,200	300	300	900	900

Total Expenses	79,449	29,979	3,419	46,887	11,047

Net Loss for the Period	(79,449)	(29,979)	(3,419)	(46,887)	(11,047)

Net Loss Per Share - Basic
and Diluted		(0.01)	-	(0.01)	-

Weighted Average Shares
Outstanding		5,832,000	5,000,000	5,573,000	5,000,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	October 31	October 31
	2005	2004
	$	$
Operating Activities

Net loss for the period	(46,887)	(11,047)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	166	-
Donated consulting services and rent	5,400	5,400

Changes in operating assets and liabilities

Accounts payable	529	1,600
Accrued liabilities	(1,241)	1,500
Due to related parties	(19,747)	2,580

Net Cash Used in Operating Activities	(61,780)	33

Investing Activities

Purchase of property and equipment	(1,590)	-

Net Cash Provided by Investing Activities	(1,590)	-

Financing Activities

Proceeds from issuance of common stock	72,892	-

Net Cash Provided by Financing Activities	72,892	-

Net Increase in Cash	9,522	33

Cash - Beginning of Period	85	70

Cash - End of Period	9,607	103

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

1.	Exploration Stage Company

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. At October 31, 2005, the company had working capital of $5,269, and has accumulated losses of $79,449 since inception. During the nine month period ended October 31, 2005, the Company sold 831,570 shares of common stock at a price of $0.10 per share pursuant to an SB2 Registration Statement for proceeds of $83,157 before issue costs. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is January 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

2.	Summary of Significant Accounting Policies (continued)

	f)	Property and Equipment
Property and equipment is recorded at cost. Depreciation of computer equipment is computed on a straight-line basis using an estimated useful life of four years.

	g)	Basic and Diluted Net Income (Loss) Per Share

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

	h)	Financial Instruments
The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	i)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $9,607 on October 31, 2005. At October 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	j)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	k)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

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

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	m)	Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.	Mineral Properties

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

4.	Property and Equipment
				October 31,	January 31,
				2005	2005
			Accumulated	Net Carrying	Net Carrying
		Cost	Depreciation	Value	Value
		$	$	$	$
				(unaudited)	(audited)

	Computer equipment	1,590	166	1,424	-

5.	Related Party Transactions

a)

The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the nine month period ended October 31, 2005, donated consulting services of $2,250 (2004 - $2,250) and donated rent of $900 (2004 - $900) were recorded.

b)

The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the nine month period ended October 31, 2005, donated consulting services of $2,250 (2004 - $2,250) were recorded.

c)

During the nine month period ended October 31, 2005, the President and the Secretary of the Company were repaid $9,874 each, representing the balance of non-interest bearing loans. These amounts represented operating expenses and mineral property recording fees paid on behalf of the Company.

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

Plan of Operation

Our auditors issued a going concern opinion in their audit report for the year ended January 31, 2005. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.

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

Mr. Bebek, the President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the nine months ended October 31, 2005, donated consulting services of $2,250 and donated rent of $900 were recorded.

Ms. Bilynska, the Secretary of the Company provides consulting services to the Company valued at $250 per month. During the period ended October 31, 2005, donated consulting services of $2,250 were recorded.

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

We posted a loss of $46,887 for the nine months ending October 31, 2005 compared to a loss of $11,047 for the nine months ended October 31, 2004. This difference mainly reflects the increase in general and administrative and mineral property costs.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2003. This was accounted for as a purchase of shares of common stock.

At October 31, 2005, our total assets of $11,031 consisted of cash of $9,607 and property and equipment of $1,424.

At October 31, 2005, our total liabilities were $4,338.

At October 31, 2005, we had working capital of $5,269 compared to a working capital deficit of $24,712 at January 31, 2005.

We have no long-term debt as of October 31, 2005.

ITEM 3.     CONTROLS AND PROCEDURES

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

We used the proceeds as follows:

Accounting and Legal Fees	$34,306
Mineral Property Cost and Exploration	14,857
Transfer Agent Fees	1,250
General and Administrative	15,670
Consulting	11,000
Total:	$77,083

We currently have proceeds of $9,608 from our public offering.

ITEM 6.     EXHIBITS

The following exhibits are attached hereto:

Exhibits	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2005.

ADERA MINES LIMITED
(Registrant)

BY:	/s/ Slavko Bebek
Slavko Bebek, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors.

BY:	/s/ Maryna Bilynska
Maryna Bilynska, Secretary and a member of the Board of Directors.