Form 10KSB
period 2006-01-31
ADERA MINES LTD
filed 2006-05-02
CIK 1281629

============================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51308

ADERA MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0427221
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

1020 Harwood Street, Suite 1201
Vancouver, British Columbia
Canada V6E 4R1
(Address of principal executive offices, including zip code.)

(604) 716-1675
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]     NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]     NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

============================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2006: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2006: 5,831,570.

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

As a result of exploration, mineralized materials were not found.

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

Claims

The following is the tenure number, claim, date of recording and expiration date of our claim:

Claim No.	Document Description	Date of Recording	Date of Expiration
407574	Gold Ledge	December 30, 2003	December 29, 2006

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

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Bebek will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they have hired qualified persons to perform the surveying, exploration, and excavating of the mineral claim.

Risk Factors

The following are risk factors affecting our operations:

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

  Our plan of operation and the funds we raised in our public offering has been used for exploration of the mineral claim to determine there was no ore body found. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

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

  We were incorporated in December 2003 and have just commenced our proposed business operations. We have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $82,341. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral claim
*	our ability to generate revenues
*	our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

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

  Record title to the property is not held in our name. Record title to the mineral claim is recorded in the name of Slavko Bebek, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any mineral claim and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time.
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

  Mr. Bebek and Ms. Bilynska own 5,000,000 shares and control us. As a result, Mr. Bebek and Ms. Bilynska are able to elect all of our directors and control our operations.

ITEM 2.     DESCRIPTION OF PROPERTY.

We do not own any property.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the "AAML." A summary of trading by quarter for the 2005 and 2004 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2005
	Fourth Quarter 11-1-05 to 1-31-06	$1.60	$1.00
	Third Quarter 8-1-05 to 10-31-05	$1.50	$0.195
	Second Quarter 5-1-05 to 7-31-05	$0.30	$0.30
	First Quarter 2-1-05 to 4-30-05	$0	$0
2004
	Fourth Quarter 11-1-04 to 1-31-05	$0	$0
	Third Quarter 8-1-04 to 10-31-04	$0	$0
	Second Quarter 5-1-04 to 7-31-04	$0	$0
	First Quarter 2-1-04 to 4-30-04	$0	$0

Of the 5,813,570 shares of common stock outstanding as of May 1, 2006, 5,000,000 shares are owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At May 1, 2006, there were 74 shareholders of record.

Status of our public offering

On February 7, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On April 20, 2005, we completed our public offering by raising $83,157. We sold 831,570 shares of our common stock at an offering price of $0.10 per share, to seventy-two persons.

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

On April 20, 2005, we complete our public offering. Mr. Bebek and Ms. Bilynska each loaned us $9,873.50 for a total of $19,747. The loans have been repaid during the year. At the present time, we have not made any arrangements to raise additional cash, other than through our public initial offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

2.   30-120 after completion of our initial public offering - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling we be subcontracted to non-affiliated third parties. We estimate the cost of drilling will be $20 per foot drilled. We raised $83,157. We will drill approximately 525 linear feet or 5 holes. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity in June 2005, weather permitting. We expect to complete with the exploration and analysis to the core samples within three months.

3.   240-270 days after completion of our initial public offering. Have independent an third party analyze the samples from the core drilling and determine if mineralized material is below the ground. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days.

Limited Operating History; Need for Additional Capital

There is a limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

From Inception on December 10, 2003

We acquired one property containing one claim. We have reviewed the geological data on the Gold Ledge Gold Project in order to prepare for the Phase I exploration program. There are two mineralized targets, identified to date, within the project area:

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

Lloyd Brewer advised that it may be prudent to divide the Phase I program into two portions.

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

The higher elevations of the property (where the primary targets are) are usually covered with snow until mid-June so a starting date for the Phase I-A program should be set for July 1, 2005.

The budget could be adjusted by changing the amount of time that the crew spends in the field.

Initial Phase I-A Budget
For the Gold Ledge Project, Lillooet, British Columbia

Personnel:
Field Geologist	10 days @ $275/day	$ 2,750
Prospector/Field Assistant	10 days @ $175/day	1,750
Field Costs:
Field Camp and Supplies	20 man/days @ $40/man/day (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	800
Field Communications	Long Distance charges Motorola 2 way field radios, satellite phone charges/costs	50
Survey Consumables	Sample bags, survey flagging, pickets etc.	100
Transportation:
Truck Rental	10 days $75/day	750
Mob/de-mob	Vancouver - Project - Return (fuel/meals/motel & truck mileage charges)	200
Helicopter	Budget ~ 3 hours @$1,100/hour	3,300
Analytical:
Rock/Soil Samples	50 samples @ $24/sample (Au+32 element ICP) (budget for ~ 10 over detection limit assays - additional $15/sample)	1,300
Office & Engineering:
Drafting/Cartography	(including field base map preliminary maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	250
Overhead & Contingency		750
Total estimate cost of the Phase I-A exploration program *	$12,000

* All Costs Stated in Canadian Funds.

Results of Operations

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

We were strongly suggested by Madman Mining Co. Ltd., that the Company save the costs and look for another project.

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

Liquidity and Capital Resources

Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. The loans have been repaid during the year. At the present time, we have not made any arrangements to raise additional cash, other than through our public initial offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Mr. Bebek, the President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2006, donated consulting services of $2,250 and donated rent of $900 were recorded.

Ms. Bilynska, the Secretary of the Company provides consulting services to the Company valued at $250 per month. During the year ended January 31, 2006, donated consulting services of $2,250 were recorded.

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

We posted a loss of $49,779 for the year ended January 31, 2006 compared to a loss of $17,400 for the year ended January 31, 2005. This difference mainly reflects the increase in general and administrative and mineral property costs.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

At January 31, 2006, our total assets of $10,014 consisted of cash of $8,689 and property and equipment of $1,325.

At January 31, 2006, our total liabilities were $4,288.

At January 31, 2006, we had working capital of $4,401 compared to a working capital deficit of $24,712 at January 31, 2005.

We have no long-term debt as of January 31, 2006.

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

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Adera Mines Limited
(An Exploration Stage Company)

January 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Adera Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Adera Mines Limited (An Exploration Stage Company) as of January 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from December 30, 2003 (Date of Inception) to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adera Mines Limited, as of January 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and accumulated for the period from December 30, 2003 (Date of Inception) to January 31, 2006, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"MANNING ELLIOTT LLP"

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 25, 2006

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31, 2006 $	January 31, 2005 $

ASSETS

Current Assets

Cash	8,689	85

Total Current Assets	8,689	85

Property and Equipment (Note 4)	1,325	-

Total Assets	10,014	85

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,288	1,300
Accrued liabilities	-	3,750
Due to related parties (Note 5)	-	19,747

Total Liabilities	4,288	24,797

Stockholders' Equity (Deficit)

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued: 5,831,570 shares (January 31, 2005 - 5,000,000)	58	50

Additional Paid-In Capital	73,009	-

Donated Capital	15,000	7,800

Deficit Accumulated During the Exploration Stage	(82,341)	(32,562)

Total Stockholders' Equity (Deficit)	5,726	(24,712)

Total Liabilities and Stockholders' Equity (Deficit)	10,014	85

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from December 30, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Depreciation	265	265	-
General and administrative (Note 5)	64,719	35,714	15,505
Mineral property costs	14,857	12,600	695
Rent (Note 5)	2,500	1,200	1,200

Total Expenses	82,341	49,779	17,400

Net Loss	(82,341)	(49,779)	(17,400)

Net Loss Per Share - Basic and Diluted		(0.01)	-

Weighted Average Shares Outstanding		5,638,000	5,000,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from December 30, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended to January 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(82,341)	(49,779)	(17,400)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	265	265	-
Donated consulting services and rent	15,000	7,200	7,200

Changes in operating assets and liabilities

Accounts payable	4,288	2,988	1,300
Accrued liabilities	-	(3,750)	3,750
Due to related parties	-	(19,747)	5,165

Net Cash Provided by (Used in) Operating Activities	(62,788)	(62,823)	15

Investing Activities

Purchase of property and equipment	(1,590)	(1,590)	-

Net Cash Used in Investing Activities	(1,590)	(1,590)	-

Financing Activities

Proceeds from the issuance of common stock	83,207	83,157	-
Share issuance costs	(10,140)	(10,140)

Net Cash Provided by Financing Activities	73,067	73,017	-

Increase in Cash	8,689	8,604	15

Cash - Beginning of Period	-	85	70

Cash - End of Period	8,689	8,689	85

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period from December 30, 2003 (Date of Inception) to January 31, 2006
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - December 30, 2003
(Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash	5,000,000	50	-	-	-	50

Donated consulting services and rent	-	-	-	600	-	600

Net loss for the period	-	-	-	-	(15,162)	(15,162)

Balance - January 31, 2004	5,000,000	50	-	600	(15,162)	(14,512)

Donated consulting services and rent	-	-	-	7,200	-	7,200

Net loss for the year	-	-	-	-	(17,400)	(17,400)

Balance - January 31, 2005	5,000,000	50	-	7,800	(32,562)	(24,712)

Issuance of common stock for cash	831,570	8	83,149	-	-	83,157

Share issuance costs	-	-	(10,140)	-	-	(10,140)

Donated consulting services and rent	-	-	-	7,200	-	7,200

Net loss for the year	-	-	-	-	(49,779)	(49,779)

Balance - January 31, 2006	5,831,750	58	73,009	15,000	(82,341)	5,726

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. At January 31, 2006, the Company had working capital of $4,401, and has accumulated losses of $82,341 since inception. During the year ended January 31, 2006, the Company issued 831,570 shares of common stock at a price of $0.10 per share pursuant to a Form SB-2 Registration Statement for proceeds of $83,157 before issuance costs of $10,140. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company has been in the exploration stage since its inception on December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The fair value of financial instruments, which includes cash, accounts payable and accrued liabilities approximate their carrying values due to the relatively short maturity of these instruments. Management does not believe the Company is subject to significant credit or interest risk.

	i)	Concentration of Risk

The Company maintains its cash account in one commercial bank located in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business chequing account maintained in U.S. dollars. As at January 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	j)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	l)	Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.	Mineral Properties

In January 2004, the Company entered into an Agreement to acquire 100% of the rights, title and interest in a mining claim representing 18 units in the Lillooet Mining Division in the Province of British Columbia, Canada. Payment of $1,562 was required to record this mining claim and was paid as to 50% each by the President and the Secretary of the Company. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

4.	Property and Equipment
		Cost $	Accumulated Depreciation $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Computer	1,590	265	1,325	-

5.	Related Party Transactions/Balances
a)

As at January 31, 2005, the President and the Secretary of the Company were each owed $9,874. These amounts were non-interest bearing, unsecured and due on demand. The amounts represented operating expenses and mineral property recording fees paid on behalf of the Company and were repaid during the current year.

b)

The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2006, donated consulting services of $3,000 (2005 - $3,000) and donated rent of $1,200 were recorded (2005 - $1,200).

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions/Balances (continued)

	c)

The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the year ended January 31, 2006, donated consulting services of $3,000 were recorded (2005 - $3,000).

6.	Common Stock

On April 26, 2005, the Company issued 831,570 shares of common stock at $0.10 per share for cash proceeds of $83,157 before issuance costs of $10,140 pursuant to the Company's SB-2 Registration Statement.

7.	Income Taxes

The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $67,300 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2023. For the periods ended January 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $15,055 and $3,400 respectively.

	The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

		January 31, 2006 $	January 31, 2005 $

	Net Operating Loss Carryforwards	67,300	25,000
	Statutory Tax Rate	35%	34%
	Effective Tax Rate	-	-
	Deferred Tax Asset	23,555	8,500
	Valuation Allowance	(23,555)	(8,500)

	Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2006, included in this report have been audited by Manning Elliott, LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 5S7, as set forth in this annual report.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Slavko Bebek	55	president, principal executive officer, treasurer, principal
1020 Harwood Street		financial officer and a member of the board of directors
Suite 1201
Vancouver, British Columbia

Maryna Bilynska	30	secretary and a member of the board of directors
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

Maryna Bilynska has been our secretary and a member of our board of directors since inception. From December 2003 to May 2005, Ms. Bilynska was the secretary and a member of the board of directors of Triangle Petroleum Corporation, an exploration corporation located in Vancouver, British Columbia. Triangle Petroleum Corporation filed a Form SB-2 registration statement with the Securities and Exchange Commission (SEC file no. 333-113118) on February 27, 2004 which was declared effective by the SEC on December 7, 2004. On January 7, 2005, Triangle Petroleum Corporation completed its public offering and raised $161,179. Triangle Petroleum Corporation files reports with the Securities and Exchange Commission pursuant to section 15(d) of the Securities Exchange Act of 1934. Since November 1999 Ms. Bilynska has been the office manager of Callinan Mines Limited located in British Columbia. Callinan Mines is a development stage mining company. Callinan Mines does not file reports with the Securities and Exchange Commission. From September 1999 to January 2000, Ms. Bilynska was a director of Camden Mines Limited, an exploration corporation located in

Vancouver, British Columbia. In September 2004, Camden Mines Limited ceased operations as an exploration corporation and changed its business purpose to a corporation distributing publications in the People's Republic of China. At the same time, Camden Mines Limited changed its name to Xinhua China Ltd. Xinhua China Ltd. files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934. From April 1999 to August 1999, Ms. Bilynska attended business law courses at Langara College, Vancouver, British Columbia. From September 1999 to November 1999, Ms. Bilynska was unemployed. From June 1998 to April 1999, Ms. Bilynska was a legal secretary at the law firm of Lando & Company, Vancouver, British Columbia.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 30, 2003 through January 31, 2006, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and Principal	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Slavko Bebek	2006	0	0	0	0	0	0	0
President, Treasurer	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Maryna Bilynska	2006	0	0	0	0	0	0	0
Secretary	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

We have not paid any salaries since inception.

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

Slavko Bebek and Maryna Bilynska covered our initial expenses of incorporation, accounting, legal fees and staking by paying $19,747 directly to our staker, attorney and auditor. Mr. Bebek and Ms. Bilynska each loaned $9,873.50 for a total of $19,747. These loans were repaid during the year. The amounts owing represent operating expenses and mineral property recording fees paid on our behalf. The terms of the foregoing transactions were at arm's length and none of the parties are our affiliates. Mr. Bebek provides management services and office premises to us. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2006, donated management services of $3,000 and donated rent of $1,200 were recorded. Ms. Bilynska provides management services to the Company valued at $250 per month. During the year ended January 31, 2006, donated management services of $3,000 were recorded. There is no written documentation for the loans. They are entirely oral.

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

ITEM 13.     EXHIBITS.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$7,150	Manning Elliott, LLP, Chartered Accountants
2005	$7,150	Manning Elliott, LLP, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$	Nil	Manning Elliott, LLP, Chartered Accountants
2005	$	Nil	Manning Elliott, LLP, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$	Nil	Manning Elliott, LLP, Chartered Accountants
2005	$	Nil	Manning Elliott, LLP, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$	Nil	Manning Elliott, LLP, Chartered Accountants
2005	$	Nil	Manning Elliott, LLP, Chartered Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May, 2006.

ADERA MINES LIMITED

BY:	SLAVKO BEBEK
Slavko Bebek, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

SLAVKO BEBEK	Slavko Bebek, President, Principal Executive Officer,	May 1, 2006
Slavko Bebek	Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

MARYNA BILYNSKA	Secretary and member of the Board of Directors	May 1, 2006
Maryna Bilynska