Form 10QSB
period 2006-04-30
ADERA MINES LTD
filed 2006-06-14
CIK 1281629

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of June 14, 2006, the Company had 5,831,570 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [   ]     No [X]

============================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Adera Mines Limited
(An Exploration Stage Company)

April 30, 2006

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30,	January 31,
	2006	2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	4,826	8,689

Total Current Assets	4,826	8,689

Property and Equipment (Note 4)	1,226	1,325

Total Assets	6,052	10,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,699	4,288
Accrued liabilities	5,400	-

Total Liabilities	7,099	4,288

Stockholders' Equity (Deficit)

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 5,831,570 shares	58	58

Additional Paid-In Capital	73,009	73,009

Donated Capital	16,800	15,000

Deficit Accumulated During the Exploration Stage	(90,914)	(82,341)

Total Stockholders' Equity (Deficit)	(1,047)	5,726

Total Liabilities and Stockholders' Equity (Deficit)	6,052	10,014

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

		For the	For the
	Accumulated from	Three	Three
	December 30, 2003	Months	Months
	(Date of Inception)	Ended	Ended
	to April 30,	April 30,	April 30,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Depreciation	364	99	-
General and administrative (Note 5)	72,893	8,174	5,679
Impairment loss on mineral property costs	14,857	-	-
Rent (Note 5)	2,800	300	300

Total Expenses	90,914	8,573	5,979

Net Loss	(90,914)	(8,573)	(5,979)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,832,000	5,037,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 30,	April 30,
	2006	2005
	$	$

Operating Activities

Net loss	(8,573)	(5,979)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	99	-
Donated consulting services and rent	1,800	1,800

Changes in operating assets and liabilities

Accounts payable	(2,589)	(250)
Accrued liabilities	5,400	1,750

Net Cash Used in Operating Activities	(3,863)	(2,679)

Financing Activities

Proceeds from the issuance of common stock	-	73,017

Net Cash Provided by Financing Activities	-	73,017

Increase (Decrease) in Cash	(3,863)	70,338

Cash - Beginning of Period	8,689	85

Cash - End of Period	4,826	70,423

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. At April 30, 2006, the Company had a working capital deficiency of $2,273, and has accumulated losses of $90,914 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

2.       Summary of Significant Accounting Policies (continued)

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

i)       Concentration of Risk

The Company maintains its cash account in one commercial bank located in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars. As at April 30, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

2.       Summary of Significant Accounting Policies (continued)

j)       Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)       Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

m)       Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

4.       Property and Equipment

			April 30,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation		Value
	$	$	$	$

Computer	1,590	364	1,226	1,325

5.       Related Party Transactions

a)       The President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the three months ended April 30, 2006, donated consulting services of $750 (2005 - $750) and donated rent of $300 were recorded (2005 - $300).

b)       The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the three months ended April 30,

2006, donated consulting services of $750 were recorded (2005 - $750).

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

Mr. Bebek, the President of the Company provides consulting services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the nine months ended April 30, 2006, donated consulting services of $7250 and donated rent of $300 were recorded.

Ms. Bilynska, the Secretary of the Company provides consulting services to the Company valued at $250 per month. During the period ended April 30, 2006, donated consulting services of $750 were recorded.

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

We posted a loss of $8,573 for the three months ending April 30, 2006 compared to a loss of $5,979 for the three months ended April 30, 2005. This difference mainly reflects the increase in general and administrative and mineral property costs.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2003. This was accounted for as a purchase of shares of common stock.

At April 30, 2006, our total assets of $6,052 consisted of cash of $4,826 and property and equipment of $1,226.

At April 30, 2006, our total liabilities were $7,099.

At April 30, 2006, we had working capital of $2,273 compared to a working capital deficit of $4,401 at January 31, 2006.

We have no long-term debt as of April 30, 2006.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

We used the proceeds as follows:

Accounting and Legal Fees	$34,306
Mineral Property Cost and Exploration	14,857
Transfer Agent Fees	1,250
General and Administrative	16,918
Consulting	11,000
Total:	78,331

We currently have proceeds of $6,074 from our public offering.

ITEM 6.     EXHIBITS

The following exhibits are attached hereto:

Exhibits	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2006.

ADERA MINES LIMITED
(Registrant)

BY:	SLAVKO BEBEK
Slavko Bebek, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors.

BY:	MARYNA BILYNSKA
Maryna Bilynska, Secretary and a member of the Board of Directors.