Form 10QSB
period 2006-07-31
ADERA MINES LTD
filed 2006-09-19
CIK 1281629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 333-121764
ADERA MINES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0427221
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20710 Lassen Street Chatsworth CA	91311
(Address of Principal Executive Offices)	(Zip Code)

(818) 341-9200
(Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of September 1, 2006: 31,250,000 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ADERA MINES LTD.
(an exploration stage company)

INDEX TO FORM 10QSB

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at July 31, 2006 (unaudited)
	and January 31, 2006	1

	Statements of Operations	2

	Statement of Cash Flows for the six month
	periods ended July 31, 2006 and July 31, 2005 (unaudited)	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

	SIGNATURES

Adera Mines Limited
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2006 $	January 31, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	-	8,689

Total Current Assets	-	8,689

Property and Equipment (Note 4)	1,126	1,325

Total Assets	1,126	10,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,321	4,288
Accrued liabilities	1,715	-
Due to related party (Note 5)	2,879	-

Total Liabilities	6,915	4,288

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 32,201,570 and 5,831,570 shares, respectively	322	58

Additional Paid-in Capital	72,745	73,009

Donated Capital	18,600	15,000

Deficit Accumulated During the Exploration Stage	(97,456)	(82,341)

Total Stockholders’ Equity (Deficit)	(5,789)	5,726

Total Liabilities and Stockholders’ Equity (Deficit)	1,126	10,014

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 30, 2003 (Date of Inception) to July 31,	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Six Months Ended July 31,	For the Six Months Ended July 31,
	2006	2006	2005	2006	2005
		$$		$$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	463	99	66	198	66
General and administrative (Note 5)	79,036	6,143	5,563	14,317	11,242
Impairment loss on mineral property costs	14,857	-	5,000	-	5,000
Rent (Note 5)	3,100	300	300	600	600

Total Expenses	97,456	6,542	10,929	15,115	16,908

Net Loss	(97,456)	(6,542)	(10,929)	(15,115)	(16,908)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		5,832,000	5,832,000	5,832,000	5,441,000

The accompanying notes are an integral part of these financial statements

Adera Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,
	2006	2005
		$$

Operating Activities

Net loss for the period	(15,115)	(16,908)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	199	66
Donated consulting services and rent	3,600	3,600

Changes in operating assets and liabilities

Accounts payable	(1,967)	(453)
Accrued liabilities	1,715	(1,250)
Due to related parties	2,879	(19,747)

Net Cash Used in Operating Activities	(8,689)	(34,692)

Investing Activities

Purchase of property and equipment	-	(1,590)

Net Cash Used in Investing Activities	-	(1,590)

Financing Activities
Proceeds from the issuance of common stock	-	72,892

Net Cash Provided by Financing Activities	-	72,892

Increase (Decrease) in Cash	(8,689)	36,610

Cash - Beginning of Period	8,689	85

Cash - End of Period	-	36,695

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

1.	Nature of Business and Continuance of Operations

The Company was incorporated in the State of Nevada on December 30, 2003. In January 2004, the Company purchased one mineral claim situated in the Lillooet Mining Division in the Province of British Columbia, Canada. The Company was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

Pursuant to a Stock Acquisition Agreement (the “Stock Agreement”) dated July 31, 2006, the Company agreed to acquire all of the outstanding shares of common stock of Chatsworth Data Corporation (“CDC”) in exchange for the following consideration: $4,000,000 cash, 250,000 shares of the Company’s common stock and the issuance of a promissory note in the amount of $2,000,000. CDC is involved in the business of development and manufacture of optical mark readers. This transaction closed on August 7, 2006. See Note 7.

The Company entered into a Securities Purchase Agreement (“SPA”) dated July 31, 2006. Under the SPA, the Company issued 22,000,000 units at a price of at a price of $0.25 per share for total proceeds of $5,500,000. Each unit consisted of one restricted share of common stock and one-half of one share purchase warrant. Each full warrant is exercisable into one share of common stock at $0.30 per share on or before July 31, 2011. The financing closed on August 31, 2006, and proceeds were used to complete the Stock Agreement and to provide working capital.

The Company’s new business plan will involve the development and manufacture of optical mark readers, therefore the Company, pursuant to the Stock Agreement discussed above, discontinued its mineral exploration efforts. At July 31, 2006, the Company had a working capital deficit of $6,915 and has accumulated losses of $97,456 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt financings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

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

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

e)	Financial Instruments

The fair values of financial instruments, which includes cash, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the relatively short maturity of these instruments. Management does not believe the Company is subject to significant credit or interest risk.

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Exploration and Development Costs

The Company was in the exploration stage since its inception on December 2003 and had not yet realized any revenues from its resource operations. It was primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)	Property and Equipment

Property and equipment is recorded at cost. Depreciation of computer equipment is computed on a straight-line basis using an estimated useful life of four years.

i)	Basic and Diluted Net Income (Loss) Per Share

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

j)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

4.	Property and Equipment
	Cost $	Accumulated Depreciation $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer	1,590	464	1,126	1,325

5.	Related Party Transactions

a)
The President of the Company provided consulting services and office premises to the Company up to July 31, 2006. The services were valued at $250 per month and office premises were valued at $100 per month. During the six months ended July 31, 2006, donated consulting services of $1,500 (2005 - $1,500) and donated rent of $600 (2005 - $600) were recorded.

b)
The Secretary of the Company provided consulting services to the Company valued at $250 per month. During the six months ended July 30, 2006, donated consulting services of $1,500 (2005 - $1,500) were recorded.

c)
As at July 31, 2006, the Company is indebted to its President for expenses paid on behalf of the Company of $2,879 (January 31, 2006 - NIL). The amount due is unsecured, non-interest bearing and due on demand.

6.	Common Stock

On July 31, 2006, a total of 26,370,000 shares of common stock were issued and placed into escrow. See Notes 7(a), 7(c) and 8(c).

7.	Commitments

a)
On July 31, 2006, the Company entered into a Stock Acquisition Agreement to acquire 100% of the issued and outstanding common stock of Chatsworth Data Corporation (“CDC”), a California corporation, in exchange for the following consideration: $4,000,000 cash, 250,000 shares of common stock (issued and held in escrow as at July 31, 2006) and the issuance of a promissory note in the principal amount of $2,000,000 bearing interest at LIBOR plus 1% and maturing on July 30, 2008. CDC is involved in the business of development and manufacture of optical mark readers. This transaction (the “CDC Acquisition”) closed on August 7, 2006. The Company issued 4,000,000 shares of common stock (issued and held in escrow as at July 31, 2006) and share purchase warrants to acquire up to 103,000 shares of common stock at a price of $0.01 per share for services provided in connection with the closing of this transaction. See Note 8(b).

Adera Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

7. Commitments (continued)

b)
On July 31, 2006, the Company entered into a services agreement with Euro Catalysts Capital Markets (“Euro”) whereby Euro will provide consulting services to the Company related to the CDC Acquisition. In consideration of these services, the Company agreed to pay to Euro the following: $350,000 cash and 1,000,000 share purchase warrants, entitling the holder to purchase one share of common stock at a price of $0.30 per share, expiring five years after the date of closing of the CDC Acquisition.

c)
On July 31, 2006, the Company entered into a services agreement with Cypress Advisors, LLC (“Cypress”) whereby Cypress will provide certain investment banking services to the Company. In consideration for these services, the Company agreed to pay Cypress $300,000 on the date of closing of the CDC Acquisition and issue 1,500,000 shares of common stock (issued and held in escrow as at July 31, 2006).

d)
On July 31, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as the Company’s Chief Financial Officer for the Company after closing of the CDC Acquisition for a period of twelve months until July 30, 2007. The Company has agreed to pay the consultant $8,000 per month, payable on the first business day of each month. In addition, the Company will grant the consultant stock options to purchase 500,000 shares of common stock, exercisable at a price of $0.30 per share on or before July 31, 2009. The option will be exercisable for cash for the first twelve months and thereafter exercisable on a “cashless” basis. Following the Board approval of the Company’s proposed 2006 Equity Incentive Plan (the “Plan”), the option grant will be from the Company’s Plan and will be subject to its terms.

e)
On July 31, 2006, the Company entered into an employment agreement with an individual to serve as the Company’s Chief Executive Officer for a term of three years, to be automatically renewed for successive one year period after the expiration of the initial term. In consideration of his services, the Company will pay the executive a salary of $215,000 per year, payable monthly. The Company will grant stock options to purchase 1,000,000 shares of common stock at a price of $0.30 per share. The options will vest on an equal thirty-six month basis, at the rate of 27,778 per month, until 1,000,000 options are vested. The options have a five year term. Following the Board approval of the Company’s proposed Plan, the option grant will be from the Company’s Plan and will be subject to its terms.

8.	Subsequent Events

a)
On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as Chairman of the Board of Directors for consideration as follows: $8,000 per month, issuance of 2,000,000 shares of common stock (held in escrow as at July 31, 2006), and, subject to the approval of the Board of Directors, the granting of 2,000,000 stock options, exercisable at $0.30 per share. Following the Board approval of the Company’s proposed Plan, the option grant will be from the Company’s Plan and will be subject to its terms. If the individual ceases to be a director, his services as a consultant will continue and payment of the $8,000 monthly retainer will continue, until the second anniversary of the effective date of the agreement. In addition to the retainer, the stock issuance and stock options, the individual will receive compensation for consulting in connection with any acquisition completed by the Company in which the individual provided significant assistance. The compensation would then be 2.5% of total consideration paid by the Company in an acquisition at closing. This compensation shall be payable by the Company in cash or in common stock at the Company’s election, sixty days after closing. In addition, the individual will receive an additional fee for the acquisition consulting in connection with the CDC Acquisition, which will be the issuance of 2,000,000 shares of common stock.

b)	On August 7, 2006, the Company completed the acquisition of all of the issued and outstanding common stock of CDC, as described in Note 7(a).

c)
On August 31, 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each full warrant is exercisable into one share of common stock at $0.30 per share on or before July 31, 2011. The proceeds were used to finance the CDC Acquisition. As at July 31, 2006, 20,620,000 shares of common stock were issued and held in escrow.

d)	The Secretary of the Company returned 2,331,570 shares of common stock for cancellation.

ITEM 2 Management’s Discussion and Analysis of Financial Condition

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

Plan of Operation

Our auditors issued a going concern opinion in their audit report for the year ended January 31, 2006. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.

We were formed to conduct research in the form of exploration of the property and did not intend to buy or sell any plant or significant equipment during the next twelve months. We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. We acquired one property containing one claim. The claim was called the Gold Ledge Gold Project. The Gold Ledge mineral claim is located 120 miles north of Vancouver, on the southern slopes of the Shulaps Mountain Range. The Mineral claim is in the Lillooet Mining Division, and is centered at approximately 50 degrees 55 feet North latitude and 122 degrees 29 feet West longitude on NTS Map Sheet 92J/16W. Gold Bridge lies 17 miles, by air or 25 miles by gravel road, to the west. Our exploration target was to find an ore body containing gold. Our success depended upon finding mineralized material. This includes a determination by our consultant if the mineral claim contains mineralized material. He will make the determination based upon the results of our exploration. We have selected Madman Mining Co. Ltd. to be our consultant, a mining engineer and supervise our exploration program, as of the date of this quarterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

After the end of the quarter, on August 7, 2006, we transferred this claim to a shareholder and acquired an unrelated business, Chatsworth Development Corporation (CDC). CDC is a leading designer and manufacturer of optical mark readers and scanners and impact recording devices that are used to capture data at its source and transfer the captured data to the user’s data base. The optical mark readers and scanners are sold to original equipment manufacturers (“OEM’s”) and value added resellers (“VAR’s”) in four vertical markets: education, gaming and lottery, vote tabulation, and health care. Our impact recording devices are sold to “end users.” Our optical mark reader and scanner sales to OEM’s and VAR’S are generated through direct orders to the Company and our sole sales representative in Minneapolis, Minnesota. Our impact recording device sales are primarily direct orders to the Company. See Note 7 “Subsequent Events”.

Liquidity and Capital Resources

At July 31, 2006, the Company had a working capital deficiency of $6,915 and has accumulated losses of $97,456 since inception. Since the Company did not have sufficient funds to continue its operating activities, it transferred its existing claim to a shareholder on August 7, 2006.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADERA MINES LTD.

Date: September 14, 2006	/s/ J. Stewart Asbury III
J. Stewart Asbury III Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as filed with the State of Nevada (2)
3.2	Restated Bylaws of Registrant (1)
4.1	Form of Investor Warrant (1)
4.2	Form of Consultant Warrant (1)
10.1	Form of Common Stock and Warrant Purchase Agreement by and between Registrant and investors dated July 31, 2006. (1)
10.2	Form of Investor Rights Agreement by and between Registrant and investors dated July 31, 2006. (1)
10.3	Employment Agreement by and between Registrant and J. Stewart Asbury III dated July 31, 2006. (1)
10.4	Consulting Agreement by and between Registrant and Sidney Anderson dated July 31, 2006.(1)
10.5	Form of Promissory Note issued to CDC stockholders(1)
10.6	Consulting Agreement by and between Registrant and Clayton Woodrum.(1)
10.7	Stock Acquisition Agreement for shares of CDC (1)
10.8	Consulting Agreement with Eurocatylst (1)
10.9	Consulting Agreement with Cypress (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial statements of Chatsworth Data Corporation for the years ended December 31, 2005 and December 31, 2004(1)
99.2	Unaudited financial statements of Chatsworth Data Corporation for the quarter ended March 31, 2006(1)
99.3
Unaudited pro forma balance sheet as of December 31, 2005 and March 31, 2006 and unaudited pro forma Statement of Operations for the fiscal year ended December 31, 2005 and the quarter ended March 31, 2006. (1)

(1)  Incorporated by reference to Registrant’s filing on Form 8-K on August 7, 2006.
(2) Incorporated by reference to Registrant’s filing of a registration statement on Form SB-2 on March 12, 2004.
(3) Filed herewith.