Form 10QSB
period 2006-10-31
ADERA MINES LTD
filed 2006-12-20
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-51308
CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
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

As of December 1, 2006, the issuer had 31,250,000 shares of common stock, $0.0001 par value, issued and outstanding:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CHATSWORTH DATA SOLUTIONS, INC.
(FORMERLY ADERA MINES LIMITED)

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
Condensed Consolidated Balance Sheet
October 31, 2006
(Unaudited)

ASSETS
Current Assets
Cash	$1,233,164
Accounts receivable, less allowance for doubtful accounts of $25,560	522,504
Inventories	883,547
Prepaid expenses	25,904
Total current assets	2,665,119

Property and equipment, net	133,636
Intangibles, customer relationships and proprietary technology, net of accumulated amortization of $248,760	2,883,440
Goodwill	3,926,643
Other assets	21,996
Total Assets	$9,630,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$302,265
Accrued liabilities	677,336
Current portion of notes payable	1,000,000
Total Current Liabilities	1,979,601

Notes payable, long term	1,000,000
Deferred tax liability	880,801
Total Liabilities	3,860,402

Stockholders’ Equity
Common Stock authorized: 100,000,000 shares, par value $0.00001 issued and outstanding: 31,250,000 shares	312
Additional Paid-in Capital	6,246,875
Stock subscription receivable	(25,000)
Accumulated deficit	(451,755)
Total Stockholders’ Equity	5,770,432
Total Liabilities and Stockholders’ Equity	$9,630,834

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,	For the Nine Months Ended October 31,	For the Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	$2,814,620	$-	$2,814,620	$-
Cost of sales	1,575,718	-	1,575,718	-
Gross profit	1,238,902	-	1,238,902	-

Operating expenses
General and Administrative	1,682,367	22,279	1,697,284	34,121
Depreciation	3,579	100	3,777	166
Amortization of intangible assets	248,760	-	248,760	-
Other operating costs	-	7,600	-	12,600
Loss from operations	(695,804)	(29,979)	(710,919)	(46,887)
Other Income(Expense)
Interest expense	(25,249)	-	(25,249)	-
Other income (expense), net	(25,249)	-	(25,249)	-

Loss before benefit for income taxes	(721,053)	(29,979)	(736,168)	(46,887)
Income tax benefit	366,754	-	366,754	-

Net Loss	$(354,299)	$(29,979)	$(369,414)	$(46,887)

Net Loss Per Share - Basic and diluted	$(.01)	$(.01)	$(.03)	$(.01)

Weighted Average Shares Outstanding	29,745,351	5,832,000	13,802,830	5,573,000

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended October 31, 2006 (Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Donated Capital	Accumulated Deficit	Total
Balance, February 1, 2006	5,831,570	$58	$73,009	$-	$15,000	$(82,341)	$5,726

Donated services					3,600		3,600

Reclassification of donated services to additional paid in capital			18,600		(18,600)		-

Cancellation of common stock of the Company	(2,331,570)	(23)	23				-

Issuance of common stock to investors, net of financing costs	22,000,000	220	4,789,952	(25,000)			4,765,172

Issuance of common stock for acquisition	250,000	2	59,998				60,000

Issuance of common stock for services related to acquisition	3,500,000	35	479,965				480,000

Fair value of warrant issued for services related to acquisition			37,080				37,080

Issuance of common stock for services	2,000,000	20	479,980				480,000

Fair value of vested options			308,268				308,268

Net loss						(369,414)	(369,414)

Balance, October 31, 2006	31,250,000	$312	$6,246,875	$(25,000)	$-	$(451,755)	$5,770,432

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended October 31, 2006	For the Nine Months Ended October 31 2005
Cash Flow from Operating Activities
Net loss for the period	$(369,414)	$(46,887)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	3,777	166
Amortization of intangibles	248,760	-
Issuance of common stock for services	480,000	-
Fair value of vested options	308,268	-
Income tax benefit	(366,754)	-
Donated consulting services and rent	3,600	5,400
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	585,532	-
Inventories	311,864	-
Prepaid expenses	(19,507)	-
Accounts payable	(325,500)	529
Accrued liabilities	(287,172)	(1,241)
Due to related parties	-	(19,747)
Net cash provided by (used in) operating activities	573,454	(61,780)

Cash flows from investing activities
Purchase of property and equipment	(83,390)	(1,590)
Acquisition, net of acquired cash	(4,030,761)	-
Net cash used in investing activities	(4,114,151)	(1,590)

Cash flows from financing activities
Net proceeds from issuance of common stock	4,765,172	72,892

Increase in cash	1,224,475	9,522
Cash and cash equivalents - beginning of period	8,689	85
Cash and cash equivalents - end of period	$1,233,164	$9,607

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
Non-cash investing and financing activities
Common stock issued at fair value for acquisition	$60,000	$-
Common stock issued at fair value for services related to acquisition	$480,000	$-
Warrant issued at fair value for services related to acquisition	$37,080	$-
Reclassification of donated capital to additional paid-in capital	$18,600	$-
Notes payable issued for acquisition	$2,000,000	$-

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended October 31, 2006

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Chatsworth Data Solutions (formerly Adera Mines Limited) (the Company) was incorporated in the State of Nevada on December 30, 2003. The Company manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company’s fiscal year-end is January 31.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Chatsworth Data Corporation (“CDC”).

On August 7, 2006 the Company completed the acquisition of CDC, which was deemed effective August 1, 2006, for $7,246,531 including transaction costs. The acquisition was accounted for as purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition (see Note 2).

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, filed with the SEC on May 2, 2006, and with the Company’s Form 8-K filed with the SEC on August 11, 2006. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year’s amounts have been reclassified to conform to the current period presentation.

Revenue recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

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

Accounts receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost method.

Property and equipment

Property and equipment are stated at cost. The cost of property and equipment is depreciated on the straight-line method over the following estimated useful lives:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Computer equipment	3 to 5 years
Leasehold improvements	3 years

Leasehold improvements are amortized over the shorter of the estimated useful life or the life of the building lease, which terminates in August 2008.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

Intangible assets

Intangible assets and goodwill are related to the Company's acquisition of CDC in August 2006. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology. In addition to amortization, intangible assets are tested at least annually for impairment.

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and it is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no impairment loss recognized in 2006 and goodwill was not recorded in 2005.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities approximate fair values due to the short-term nature of the instruments. The carrying value of notes payable approximates the fair value based on the effective interest rates compared to current market rates.

Comprehensive loss

As of October 31, 2006, the Company only has a net loss from operations and has no items that represent other comprehensive loss. Therefore, the Company has not included a schedule of comprehensive loss in the financial statements.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of unsecured trade accounts receivable.

The company maintains cash balances at two banks. At October 31, 2006 the Company had $1,048,137 on deposit that exceeded federally insured limits.

Major customers and foreign revenue

For the three and nine month periods ended October 31, 2006, the Company had one major customer which accounted for 55% of its total sales. There was no amount due from this customer as of October 31, 2006.

For the three and nine month periods ended October 31, 2006, foreign revenue comprised approximately 24% of the Company’s total revenues. Revenues from Asia and Europe comprised approximately 12% and 4% of the Company’s total revenues respectively.

Basic and diluted net income (loss) per share

Basic earnings (loss) per share excludes any dilution for common stock equivalents and is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted loss per share does not consider such dilution as its effect would be anti-dilutive.

At October 31, 2006 and 2005, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

	2006	2005
Options to purchase common stock	4,500,000	-
Warrants to purchase common stock	12,103,000	-

For the three and nine months ended October 31, 2006; these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2005 had the Company recognized stock-based compensation in accordance with SFAS No. 123.

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation. Total assets, total liabilities and net income were not affected.

NOTE 2 - ACQUISITION OF CHATSWORTH DATA CORPORATION

On August 7, 2006, the Company acquired 100 percent of the common stock of Chatsworth Data Corporation (CDC). The acquisition was effective August 1, 2006. CDC manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The outstanding shares of CDC were acquired by the Company in exchange for (i) $4,000,000 cash, (ii) promissory notes of $2,000,000 (iii) 250,000 shares of the Company’s common stock valued at $60,000, and (iv) an obligation to reimburse the sellers for certain taxes which amounted to $200,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations.” As such, the results of CDC’s operations have been included in the consolidated financial statements since August 1, 2006. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Cash consideration	$4,000,000
Notes payable issued	2,000,000
Value of 250,000 shares issued at close	60,000
Obligation for tax reimbursement	200,000
Cash paid for services related to acquisition	469,451
Fair value of 2,000,000 shares issued for services related to acquisition	480,000
Fair value of 103,000 warrants issued for services related to acquisition	37,080
Total	$7,246,531

Purchase price allocation
Current assets, including cash of $438,690	$2,748,481
Property and equipment	74,694
Intangible assets	3,132,200
Goodwill	3,926,643
Current liabilities	(1,387,932)
Deferred tax liability	(1,247,555)
Total purchase price	$7,246,531

Of the $3,132,200 of acquired intangible assets, $2,764,500 was assigned to customer relations with an estimated life of 3 years and $367,700 was assigned to proprietary technology with an estimated life of 5 years. Allocation to intangibles and goodwill may change based on final valuation analysis.

In preparing the valuation, independent valuation experts based the valuations on the following assumptions:

The value of customer relationships was based on a three year useful life. The forecasted gross revenues and anticipated earnings before income tax margins for CDC were provided by the Company. The Company prepared a forecast that reflected the anticipated revenues from each of the current customers of CDC over a five year period. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present day value using discount rates of 25.5%, and a 37.5% corporate tax rate.

The value of proprietary technology was determined to be the cost savings of proprietary technology the Company receives by not having to pay a licensing fee from a third party to utilize a similar platform.

Goodwill represents the excess of the purchase price of CDC over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

That annual test may be performed at any time during the year but must be at the same time each year. The criteria for the test are as follows:

1. The assets and liabilities that make up the reporting company have not significantly changed since the last valuation.

2. The most recent fair value determination exceeds the carrying amount of goodwill in that company.

The following unaudited pro forma operating data shown below presents the results of operations for the nine months ended October 31, 2006 and for the three and nine months ended October 31, 2005, as if the acquisition of CDC had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	For the Nine Months Ended October 31,	For the Three Months Ended October 31,	For the Nine Months Ended October 31,
	2006	2005	2005

Net sales	$7,458,927	$1,329,640	$4,038,007
Cost of sales	5,007,856	1,090,706	3,172,119
Gross profit	2,451,071	238,934	865,888
General and administrative	2,243,111	523,432	1,314,836
Depreciation	4,240	4,429	13,153
Amortization of intangible assets	746,280	248,760	746,280
Loss from operations	(542,560)	(537,687)	(1,208,381)
Other income (expense)	(79,673)	(32,969)	2,835,424
Income (loss) before tax	(622,233)	(570,656)	1,627,043
Income tax expense (benefit)	49,619	(128,758)	949,329

Net Income (loss)	$(671,852)	$(441,898)	$677,714

Net Income (loss) per share-basic and diluted	$(.02)	$(.01)	$.02

Weighted Average Shares Outstanding	31,250,000	31,250,000	31,250,000

NOTE 3 - INVENTORIES

Inventories consist of the following:

October 31, 2006
(Unaudited)
Raw materials	$770,929
Work in process	22,659
Finished goods	89,959
$883,547

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

October 31, 2006
(Unaudited)
Leasehold improvements	$22,253
Machinery and equipment	30,900
Computer equipment	80,133
Furniture and fixtures	4,392
137,678
Less accumulated depreciation	(4,042)

$133,636

Depreciation expense for the three and nine months ended October 31, 2006 was $3,579 and $3,777, respectively. Depreciation expense for the three and nine months ended October 31, 2005 was $100 and $166, respectively.

NOTE 5 - INTANGIBLE ASSETS

As a result of the acquisition of CDC, intangible assets consist of the following:

October 31, 2006
(Unaudited)
Customer Relations	$2,764,500
Propriety Technology	367,700
3,132,200
Less accumulated amortization	(248,760)

$2,883,440

Amortization was $248,760 for the three month and nine month period, ending October 31, 2006.

Amortization expense is estimated to be for the year ended October 31:

2007	$995,040
2008	995,040
2009	764,665
2010	73,540
2011	55,155

NOTE 6 - NOTES PAYABLE

Notes payable consists of seven unsecured notes payable that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. Interest is at LIBOR plus 1% per annum (6.54% at 10/31/06); $1,000,000 is due August 6, 2007, and $1,000,000 is due August 6, 2008. Included in the notes payable is a promissory note of $615,384 issued to William Moothart of which $307,692 is due on August 6, 2007 and $307,692 is due on August 6, 2008. Mr. Moothart serves as a director of this Company.

October 31
2006
(Unaudited)
Total notes payable	$2,000,000
Less current portion	(1,000,000)
Long term portion	$1,000,000

NOTE 7 - INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the book basis for financial reporting and the tax basis of an asset or liability.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2006 the Company recognized tax benefits of $366,754 of deferred tax assets.  Management believes that profitable financial performance is likely and the recognition of any deferred tax assets is appropriate.

The components of the consolidated income tax provision (benefit) from operations were as follow:

October 31
2006
(Unaudited)
Federal:
Current	$-
Deferred	(303,118)
State:
Current	-
Deferred	(63,636)

Total	$(366,754)

Significant components of the Company’s deferred income tax liability at October 31, 2006:

October 31
2006
(Unaudited)
Deferred income tax asset:
Current tax benefit	$(286,754)
Deferred taxes due to change from Sub S to C corporation	(80,000)
Deferred income tax liability:
Amortization of intangible assets	1,124,772
Share based compensation	122,783

Net deferred income tax liability	$880,801

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

October 31
2006
(Unaudited)

Tax expense at the U.S. statutory income tax rate	34.0%
State tax net of federal tax benefit	5.8%

Effective income tax rate	39.8%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that we have taken a tax deduction for, but have not yet recorded in the Consolidated Statement of Operations.

NOTE 8 - COMMON STOCK

On August 1, 2006, the Company agreed with an individual to provide consulting services and to serve as chairman of the board of directors. As part of the agreement the Company granted the individual 2,000,000 shares of common stock. The shares were valued at $480,000 based on the price of shares of the Company’s common stock sold in a contemporaneous private placement and were recorded as compensation expense.

On August 1, 2006, the Company agreed to issue an aggregate of 2,000,000 shares of its common stock to various consultants for services related to the acquisition of CDC. The shares were valued at $480,000 based on the price of shares sold in a contemporaneous private placement and were recorded as part of the consideration for the purchase of CDC.

On August 1, 2006, the Company issued 1,500,000 shares common stock to a consultant for services related to raising capital. The Company did not record any value to these shares as any value assigned to these shares would result in an increase and decrease to additional-paid-in-capital in the same amount.

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,765,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 9).

On August 7, 2006, the Company issued 250,000 of restricted shares common stock to the sellers of CDC. The shares were valued at $60,000 based on the price of shares sold in a contemporaneous private placement and were recorded as part of the consideration for the purchase of CDC.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2006, the Company agreed with an individual to provide consulting services and to serve as chairman of the board of directors. As part of the agreement the Company granted the individual options to purchase 2,000,000 shares of common stock at $0.30 per share. The options vested immediately, expire July 31, 2016, and were valued at $227,487, the fair values of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense.

On August 1, 2006, the Company agreed with an individual to provide consulting services and to serve as the Company’s chief financial officer. As part of the agreement, the Company granted the individual options to purchase 500,000 shares of common stock at $0.30 per share. The options vested immediately, expire July 31, 2009, and were valued at $36,840, the fair values of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense.

On August 1, 2006, the Company entered into an employment agreement with an individual to serve as the Company’s chief executive officer. As part of the agreement, the Company granted the individual options to purchase to 1,000,000 shares of common stock at a price of $0.30 per share. The options were valued at $120,407, vest over 36 months, and expire July 31, 2011. $10,000 of compensation expense was recorded in the three months ended October 31, 2006 related to fair value of the vested options.

On September 14, 2006, the Company adopted the 2006 Equity Incentive Plan (the Plan) for its officers, directors and consultants. Subject to adjustments, no more than 10,000,000 shares of common stock may be issued in the aggregate under the Plan. The options may not be granted for a term in excess of ten years.

On September 14, 2006, the Company granted options to purchase 1,000,000 shares of common stock at a price of $0.65 per share to four non-employee directors. Options to purchase 520,000 shares of common stock vested immediately, expire July 31, 2016, and were valued at $32,661, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 480,000 shares of common stock vest over 24 months, expire July 31, 2016, and were valued at $30,313. The Company recognized $1,280 of compensation expense in the three months ended October 31, 2006 related to fair value of the vested options

The fair value of grants issued in the three and nine months ended October 31, 2006 were determined by using a Black-Scholes option pricing model with the following assumptions: 4.65% average risk-free interest rate; 50% expected volatility; six year expected term, and 0% dividend yield.

At October 31, 2006, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at February 1, 2006	-	-
Granted	4,500,000	$0.38
Exercised	-	-
Cancelled	-	-

Balance at October 31, 2006	4,500,000	$0.38

Additional information regarding options outstanding as of October 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Weighted
	Number of	average	Weighted
Range of	shares	remaining	Average	Shares	Weighted
exercise	under	contractual	Exercise	under	exercise
price	options	life (years)	Price	options	price
$0.30-$0.65	4,500,000	7.9	$0.38	3,123,333	$0.36

The aggregate intrinsic value of 3,500,000 options outstanding and 2,583,333 options exercisable as of October 31, 2006 was $525,000 and $387,500, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of October 31, 2006.

A summary of the status of nonvested shares as of October 31, 2006 are as follows:

Shares

Nonvested at February 1, 2006	-
Granted	4,500,000
Vested	(3,123,333)
Nonvested at October 31, 2006	1,376,667

The total value of options issued and vesting over the nine month period ended October 31, 2006 was $308,268 and has been reflected as compensation cost in the accompanying statement of operations.

The total deferred compensation expense for the outstanding value of unvested stock options was $139,440 as of October 31, 2006, which will be recognized over a weighted average period of 29 months.

Warrants

On August 1, 2006, the Company issued warrants to consultants to purchase up to 1,000,000 shares of its common stock for services in connection with financing the acquisition of CDC. Each warrant is exercisable into one share of common stock at $0.30 per share and expires July 31, 2011. The Company did not record any value to these shares as any value assigned to these shares would result in an increase and decrease to additional-paid-in-capital in the same amount.

On August 1, 2006, the Company issued a warrant to a consultant to purchase up to 103,000 shares of its common stock for services related to the acquisition of CDC. Each warrant is exercisable into one share of common stock at $0.01 per share and expires July 31, 2011. The warrant became exercisable August 7, 2006, and was valued at its issuance at $37,080 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.653%, an expected term of 6 years, and 0% dividend yield. The fair value of the warrant of $37,080 was recorded as part of the consideration for the purchase of CDC.

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units. Each unit consisted of one share of common stock and one-half of one share common stock purchase warrant. A total of 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at $0.30 per share and expires July 31, 2011. The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The investor rights agreement also provides for a waiver of the penalties by a majority of the holders of the securities to be registered. On December 4, 2006, a waiver of the potential liability for failure to register the shares of common stock underlying the warrants was obtained from the holders of a majority such securities. The waiver is effective from December 4, 2006 until October 4, 2007. The Company determined it will not be required to remit any payments to investors as a result of the registration failure after receiving the waiver and did not record a derivative liability for failure to register the shares as of October 31, 2006.

At October 31, 2006, warrants outstanding were as follows:

	Number of Shares under warrants	Weighted Average Exercise Price
Warrants outstanding at February 1, 2006	-	-
Warrants granted	12,103,000	$0.30
Warrants expired	-	-

Warrants outstanding at October 31, 2006	12,103,000	$0.30

The following table summarizes information about warrants outstanding at October 31, 2006:

Warrants Outstanding and Exercisable
Number of shares under warrants	Exercise Price	Expiration Date	Weighted average exercise price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-$0.30		$0.30

NOTE 10 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as chairman of the board of directors. In consideration, the Company agreed to pay the consultant $8,000 per month, granted 2,000,000 shares of common stock, and granted options to purchase 2,000,000 shares of common stock at $0.30 per share. If the individual ceases to be a director, $8,000 monthly retainer services as a consultant will continue until August 1, 2008. In addition, the individual will receive 2.5% of total consideration paid by the Company as compensation for future acquisitions completed by the Company in which the individual provides significant assistance.

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as the Company’s Chief Financial Officer. In consideration, the Company agreed to pay the consultant $8,000 per month and granted options to purchase 500,000 shares of common stock at $0.30 per share.

On August 1, 2006, the Company entered into an employment agreement with an individual to serve as the Company’s Chief Executive Officer for a term of three years, to be automatically renewed for successive one year periods after the expiration of the initial term. In consideration, the Company agreed to pay an annual salary of $215,000 and granted options to purchase to 1,000,000 shares of common stock at a price of $0.30 per share.

NOTE 11 - COMMITMENTS

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease expires in August 2008.

This lease is classified as an operating lease. The minimum future non-cancelable lease payments are as follows:

For the year ending October 31,

2007	$124,786
2008	84,838
Thereafter	-

NOTE 12 - SUBSEQUENT EVENTS

On November 13, 2006, the board of directors approved the granting of options to purchase 1,000,000 shares of common stock at $0.40 per share. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years.

On December 15, 2006, the board of directors granted options to purchase 100,000 shares of common stock at $0.65 per share. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years.

On December 1, 2006, CDC entered into a Revolving Credit Agreement (the “Credit Agreement”) with Bank of Oklahoma, N.A. The Credit Agreement provides for up to a $3.0 million revolving credit facility. The actual amount of credit available under the Credit Agreement is subject to a borrowing base determination based on CDC’s qualified accounts receivable and inventory. The revolving credit facility may be used for working capital and other lawful corporate purposes and for the issuance of letters of credit. The Company has guaranteed the payment obligations of CDC under the Credit Agreement.

The outstanding advances under the Credit Agreement bear interest of an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus a margin of -0.50%, 0.00% or 0.50% depending on CDC’s ratio of Funded Debt to EBITDA (as defined in the Credit Agreement) as reflected in the most recent annual financial statements. Initially the margin is set at 0.50%. Interest is payable in arrears on a monthly basis. The revolving credit facility expires and all outstanding principal is payable on November 30, 2007. The Credit Agreement is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

Company Overview

Chatsworth Data Solutions (formerly Adera Mines Limited) was incorporated in the State of Nevada on December 30, 2003 and until August 2006 was an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. In August 2006, we purchased all of the outstanding shares of an operating data transfer business, Chatsworth Data Corporation (“CDC”).

Prior to August 2006, CDC was privately owned. It was acquired from Republic Corporation in 1971 by five Republic managers, four of whom managed the Company until the sale. CDC's corporate headquarters are in Chatsworth, California, thirty miles northwest of downtown Los Angeles. Its primary business has been the development and manufacture of optical mark readers. Over one hundred thousand readers and one hundred ten thousand optic head assemblies have been sold worldwide by CDC. The optical mark readers have been traditionally sold into four vertical market sectors: education, gaming and lottery, health care, and vote tabulation. The corporation also manufactures impact recording devices and cable testers. CDC prides itself on customer service; its engineering and design staff is able to understand client's technical problems and offer ready solutions to those problems. A customer hotline was installed over fifteen years ago to enable field problems to be handled quickly, efficiently and effectively. New products are designed and brought to market quickly in response to customer demand.

Acquisition

On August 7, 2006, the Company acquired 100 percent of the common stock of Chatsworth Data Corporation (CDC). The acquisition was effective August 1, 2006. CDC manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” As such, the results of CDC’s operations have been included in the consolidated financial statements since August 1, 2006. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Cash consideration	$4,000,000
Notes payable issued	2,000,000
Value of 250,000 shares issued at close	60,000
Obligation for tax reimbursement	200,000
Cash paid for services related to acquisition	469,451
Fair value of 2,000,000 shares issued for services related to acquisition	480,000
Fair value of 103,000 warrants issued for services related to acquisition	37,080
Total	$7,246,531

Purchase price allocation
Current assets, including cash of $438,690	$2,748,481
Property and equipment	74,694
Intangible assets	3,132,200
Goodwill	3,926,643
Current liabilities	(1,387,932)
Deferred tax liability	(1,247,555)
Total purchase price	$7,246,531

Of the $3,132,200 of acquired intangible assets, $2,764,500 was assigned to customer relations with an estimated life of 3 years and $367,700 was assigned to proprietary technology with an estimated life of 5 years. Allocation to goodwill may change slightly based on final valuation analysis.

The following discussion includes the results of CDC subsequent to the acquisition effective August 1, 2006.

Results of operations - For the Three Months Ended October 31, 2006

Sales revenue totaled $2,814,620 for the three months ended October 31, 2006, compared to nil for the same period during 2005. This was attributable to the acquisition of CDC on August 7, 2006. Sales of optical readers totaled $2,080,090, while impact recorders and indicators totaled $647,916. The balance of $86,614 was for other sources of revenue.

Cost of sales totaled $1,575,718 for the three months ended October 31, 2006, compared to nil for the same period during 2005. The cost of sales pertained to the revenues generated from the acquisition of CDC. Gross margin percentage was 44% for this period.

Operating expenses totaled $1,934,706 for the three months ended October 31, 2006, compared to $29,979 for the same period in 2005. Included in G&A for this quarter were accounting and legal fees totaling $305,253 incurred for Form 8-K filing and interim audit of Chatsworth Data Corporation and the registration of our common stock with the Securities and Exchange Commission. In addition, the Company issued 2 million shares of common stock valued at $480,000 to the Chairman of the Board of Directors as part of a consulting agreement. This was recognized as compensation cost within G&A. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $308,268 related to stock options.

The Company recorded a deferred tax benefit of $366,754 for the three months ended October 31, 2006. Our effective tax rate was estimated to be 40%.

The net loss for the three months ended October 31, 2006 was $354,299 compared to a net loss of $29,979 for the same period in 2005.

Results of operations - For the Nine Months Ended October 31, 2006

Sales revenue totaled $2,814,620 for the nine months ended October 31, 2006, compared to nil for the same period during 2005. This was attributable to the acquisition of CDC on August 7, 2006. Sales of optical readers totaled $2,080,090, while impact recorders and indicators totaled $647,916. The balance of $86,614 was for other sources of revenue.

Cost of sales totaled $1,575,718 for the nine months ended October 31, 2006, compared to nil for the same period during 2005. The cost of sales pertained to the revenues generated from the acquisition of CDC. Gross margin percentage was 44% for this period.

Operating expenses totaled $1,949,821 for the nine months ended October 31, 2006, compared to $46,887 for the same period in 2005. Included in G&A for the current quarter were accounting and legal fees totaling $305,253 incurred for Form 8-K filing and interim audit of Chatsworth Data Corporation and the registration of our common stock with the Securities and Exchange Commission. In addition, the Company issued 2 million shares of common stock valued at $480,000 to the Chairman of the Board of Directors as part of a consulting agreement. This was recognized as compensation cost within G&A. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $308,268 related to stock options.

Net loss for the nine months ended October 31, 2006 was $369,414 compared to a net loss of $46,887 for the same period in 2005.

Liquidity and Capital Resources

As shown in the financial statements for the nine months ended October 31, 2006, the Company had a cash on hand of $1,233,164 compared to $8,689 as of January 31, 2006. The Company had a positive net cash provided by operating activities for the nine months ended October 31, 2006 of $573,454 compared to net cash used in operating activities of ($61,780) for the nine months ended October 31, 2005. We expect to fund our operations and capital expenditures from internally generated funds. We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

We owe $2,000,000 million to the CDC sellers; $1,000,000 million is payable August 6, 2007 (one year from the closing of the CDC purchase) and $1,000,000 million is payable August 6, 2008 (two years from the closing). Interest is payable quarterly. Interest accrued for this quarter was $32,969. We believe cash flow from operations will be sufficient to repay the note.

On August 17, 2005, Chatsworth Data Corp. entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease calls for minimum lease payments of $9,996 per month, or $119,962 per year, and expires in August 2008.

This lease is classified as an operating lease. The minimum future non-cancelable lease payments are as follows:

For the year ending October 31,

2007	$124,786
2008	84,838
Thereafter	-

Critical Accounting Policies

Revenue recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

Accounts receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost method.

Intangible assets

Intangible assets and goodwill are related to the Company's acquisition of CDC in August 2007. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology. In addition to amortization, intangible assets are tested at least annually for impairment.

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no impairment loss recognized in 2006 and goodwill was not recorded in 2005.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2005 had the Company recognized stock-based compensation in accordance with SFAS No. 123.

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2006, the Company completed a private placement financing consisting of the sale of 22,000,000 units for total cash proceeds of $5,500,000. Each unit consisted of one share of common stock and one-half of one share common stock purchase warrant. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a price of $0.30 per share on or before July 31, 2011. The issuance of securities to these investors was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) and/or Regulation D thereof. The Company made this determination based on the representations of the investors which included, in pertinent part, that such investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such investors were acquiring the securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In connection with the closing of the acquisition of CDC and concurrent first closing of the private placement financing on August 7, 2006, the Company issued securities without registration under the Securities Act in the transactions described below. The offer and sale of the securities issued in the transactions described below were not registered under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. In each case the offer and sale was made to a limited number of persons who were capable of evaluating the merits and risks of an investment in the securities and understood that the securities received may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

(i) On the closing of the purchase of CDC on August 7, 2006, the Company issued a total of 250,000 shares of its common stock to the former shareholders of CDC as part of the consideration for the purchase of CDC.

(ii)  Pursuant to a services agreement, the Company issued 1,500,000 shares of its common stock to Cypress Advisors, LLC in connection with financing activities.

(iii) Pursuant to a consulting agreement, the Company issued 2,000,000 shares and 2,000,000 options to purchase common stock at $0.30 per share to the Chairman of the Board of Directors of the Company as consideration for services to be provided to the Company. The options were immediately exercisable as of the date of grant and expire on July 31, 2016.

(iv) Pursuant to a services agreement, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to Euro Catalysts Capital Markets. Each warrant is exercisable to purchase one share of common stock at $0.30 per share and expires July 31, 2011.

(v)  Pursuant to a services agreement, the Company issued 300,000 shares of its common stock and warrants to purchase 103,000 shares of its common stock at a price of $0.01 per share to Richardson & Patel, LLP. Each warrant is exercisable into one share of common stock at $0.01 per share and expires July 31, 2011.

(vi) Pursuant to a services agreement, the Company issued 1,700,000 shares of its common stock to various consultants for services related to the Company’s acquisition of CDC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Board of Directors approved, and effective October 2, 2006, the holders of a majority of the Company’s outstanding shares of common stock consented in writing to, the following actions: (i) an amendment to the Company’s Articles of Incorporation to change our corporate name to Chatsworth Data Solutions, Inc.; (ii) the adoption and approval of the 2006 Equity Incentive Plan; and (iii) an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of preferred stock and the Board of Directors to designate one or more classes or one or more series of such capital stock, from time to time, by resolution. A description of these actions taken was included in the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on November 8, 2006, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH DATA SOLUTIONS, INC.

Date: December 20, 2006	/s/ J. Stewart Asbury III
J. Stewart Asbury III Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description
10.1	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A.
10.2	Promissory Note dated December 1, 2006, executed by Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.