Form 10KSB
period 2007-01-31
ADERA MINES LTD
filed 2007-05-16
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to_______

Commission file number: 000-51308

CHATSWORTH DATA SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	98-0427221
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

20710 Lassen Street, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)

(818) 341-9200
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenue for the year ended January 31, 2007, was $4,314,410.

As of May 7, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sales price on such date, was $8,176,539.

As of May 7, 2007, the issuer had a total of 31,250,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHATSWORTH DATA SOLUTIONS, INC.
FORM 10-KSB

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-KSB includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance, which views are based on our expectations and projections from information that is currently available to us. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. Similarly, statements in this Annual Report on Form 10-KSB that describe our plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Certain factors that could cause actual results to differ materially are discussed under “Risk Factors” in Item 1 of this Annual Report on Form 10-KSB. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Chatsworth Data Solutions, Inc. (“Chatsworth”), a Nevada corporation formed in December, 2003, through its wholly-owned subsidiary, Chatsworth Data Corporation (“CDC”), a California corporation formed in 1971, designs, manufactures, and sells optical mark readers, impact recording devices and cable testers. The terms “Chatsworth,” “Company,” “we,” “us” and “our” and similar terms refer to Chatsworth and its subsidiary, CDC, unless otherwise expressed or the context otherwise requires. Chatsworth was formerly named Adera Mines, Limited until November, 2006, when its name was changed to reflect the acquisition and operation of CDC.

Acquisition of CDC in August, 2006. On August 7, 2006, Chatsworth acquired 100% of the outstanding common stock of CDC through a series of transactions, as follows:

•
Investors in a private placement purchased 22 million newly issued shares of common stock and warrants to purchase 11 million shares of Chatsworth for $5,500,000. Upon completion of the private placement the investor shares constituted 87% of the then outstanding stock of Chatsworth without considering warrants or other convertible securities; and

•
Chatsworth used proceeds of the private placement to purchase all of the shares of CDC for $4,000,000 and additional consideration consisting of the issuance of 250,000 shares of Chatsworth common stock, a $2,000,000 promissory note, and the payment of $200,000 to the sellers for reimbursement for certain taxes.

Our principal executive offices are located at 20710 Lassen Street, Chatsworth, California 91311.

Data Capture Overview

CDC’s primary business has been the development and manufacture of optical mark readers. An optical mark reader is a device which captures visual information and translates the image into digital information a computer is capable of understanding and displaying. An example of an optical mark reader is a mark sense reader used in election vote tabulations, where voters mark their choice by filling in a rectangle, circle or oval, or by completing an arrow. The optical mark reader reads the symbols and tallies the votes. Optical mark readers are sold into four vertical market sectors: education, gaming and lottery, health care and vote tabulation. Optical mark readers are a cost effective technology to capture massive amounts of original data where network access is not readily available. Demand for optical reader data capture is found in the classroom, in the polling booth, in lotteries and gaming, in medical offices and in any business which solicits survey information whether at trade shows, as market research, as office visit intake questionnaires, or anywhere you may find a kiosk.

Data capture is expected to expand both in the mature U.S. market and in developing countries where the demand is just beginning. As the number of formats of data to be captured increases, we expect that the market for high throughput capture devices will also expand. Our goal is to design our existing and planned products to meet current and future data capture demand. We believe we provide economical and reliable products that deliver quality data capture solutions. We believe in certain markets, optical reader technology costs less and delivers superior results to other data capture technologies.

Product Offerings and Applications

Optical Mark Readers

Through CDC, we have been designing manufacturing and marketing optical mark readers since 1971 and since then have sold approximately 500,000 readers, primarily in the educational, voting and gaming markets. In the gaming markets, readers are used worldwide as an input device to read betting slips and as receipts for lotteries, races, and sports betting.

We believe optical mark readers are a cost effective technology for high transaction, initial data capture applications. Any document taking several minutes or more to complete and requiring massive transaction input is a candidate for optical reader applications. We believe our OMR technology is faster and cheaper than real time data capture which requires a large number of input terminals, significant computing resources and network access time. Our OMR’s can scan from thirty to several hundred mark sense forms per minute. For example, real time scanning for 30 students taking a 50 minute test would require each desk to be wired and 50 minutes of computing resources. In comparison, our OMR product can scan the same 30 tests taken on a mark sense form in one minute of throughput using no computing resources. We also believe our OMR product is superior to manual data input. For example, inputting 100 medical surveys could take several hours for a data entry operator, but our OMR product might scan the surveys in five to ten minutes.

We believe that certain governmental initiatives in the education, vote tabulation and health care industries are contributing to the growth of the forms-based data capture market. The “No Child Left Behind” initiative in the education market, the Help America Vote Act of 2002 in the voting market and requirements for comprehensive electronic health records in the medical market require more comprehensive and accurate approaches to data capture that are well suited for OMR technology. We expect these type of initiatives to continue, but cannot assure you that new legislative initiatives will continue to support the growth of a forms based data capture market.

One of our customers, Election Systems & Software (“ES&S”), was awarded a contract in 2006 to provide new mark sense voting machines throughout Los Angeles County. ES&S ordered approximately $2,500,000 in product from CDC in 2006. Delivery to ES&S was completed in September 2006. The Help America Vote Act of 2002 encouraged the use of reliable vote tabulation systems; we believe that our OMR product fulfills that need since we believe our product is reliable and it provides written copies of all ballots cast.

The gaming market consists of lotteries, on site event betting, and off-site betting. The lottery market is dominated by several on line vendors who provide total lottery solutions to state or provincial governments operating lotteries worldwide. We do not sell to the lottery operators; we sell to the on line vendors who are our resellers. Our products have been distributed by most of these resellers, GTECH and Scientific Games have most recently placed orders for our products.

We recently began to focus on the application of our OMR products to the health care information services industry which has traditionally kept records in paper form. On November 11, 2006, the Secretary of the US Department of Health and Human Services stated in a speech to the American Medical Association that “85% of all medical records are paper-based and maintained manually”. We believe many health care organizations are moving from paper forms to electronic data capture. We believe the requirements for comprehensive electronic health records in the medical market require comprehensive and accurate approaches to data capture that are optimally suited for OMR technology. We believe optical data capture offers higher accuracy, reduction in turn around time, faster data entry, and significant cost reduction. In the last two years, we have developed products for sale by working to integrate our OMR into OMR products of six different companies who are servicing the healthcare industry.

Impact Recorders

We manufacture both impact recorders and impact indicators to detect damage which occurs during shipment of sensitive equipment such as jet aircraft engines, power transformers and turbines and other sensitive electronic systems. The hardware included in these devices measures impact from all directions and records acceleration (g) levels. The recordings are made on chart paper and show magnitude, direction, and time of all impacts.

Impact indicators indicate when a sensitive product has been dropped or abused during shipment or handling, providing an irreversible signal of the time and magnitude of an impact (such as when it has been dropped). An impact indicator consists of two sets of spring loaded steel balls nested within a rugged transparent housing. The springs are calibrated to withstand forces up to the (g) rating of the unit. If impacts greater than the rated value are imposed, at least one set of balls will be dislodged and drop into the transparent dome.

Impact recorders and readers are sometimes required by insurance companies to monitor shipments to determine fault and liability in the event of damage in shipment. Our impact recorders and impact indicators are also used in damage prevention programs incorporating impact recorders for the material handling, packaging and transportation industries. We believe demand for impact recorders will expand as economic development in developing countries requiring long distance shipping of expensive equipment increases. Our product is known as the Impact-o-graph.

Cable Testing

We manufacture electrical cable and harness test systems for military and aerospace applications. Our instruments measure continuity, insulation resistance and dielectric strength in cables and harnesses. We believe our product measures quickly, accurately and economically. Our Cablemaster product is a self-contained unit designed to test electrical cable/harness assemblies, bulk multi-conductor electrical cable and multi-contact electrical connectors. It automatically checks up to 400 separate points for insulation resistance and the amount of electric current it can carry. It also automatically checks up to 200 circuits to confirm that the circuit is complete (continuity). Three digital readouts are provided on the front panel to display the number of the circuits being tested, the stimulus current or high voltage being applied to the circuit and the actual measurement of resistance or leakage current. Test results and status are displayed on an LED screen on the front panel.

A built-in computer operates the Cablemaster system and maintains unique test formats, front panel meter values and test results. Cablemaster is used primarily in the military and aerospace industries to test the electrical systems in airplanes, ships and space shuttles. Our products are used to test cable harnesses, connectors and bulk cable for aerospace vehicles, including the space shuttle and international space station. Our testers are also used to test long harnesses for torpedoes, guided missiles, automotive high voltage harnesses, and communication bulk multi-conductor cable reels up to 26,000 feet in length.

Sales and Marketing Plan

Prior to the Company’s purchase of CDC, distributors were located solely in the United States; even though end users were often foreign. CDC had a small sales department that primarily fulfilled customer orders for products. The in-house sales team consisted of a sales administrator and two others fulfilling orders. Our strategy is first to maximize revenues from the current products in the existing markets. To that end, we have expanded to four full time salespersons and still maintain an order fulfillment position. We also engaged marketing consultants who have assisted us in completely rewriting our website and in developing new marketing and presentation materials.

In the education market, we had an exclusive distribution arrangement with Pearson Assessments, a business of Pearson NCS, Inc., a major supplier of data collection hardware, testing software, survey software, and services for the education market since November 2003. We recently expanded our relationship with Pearson beyond the education market by entering into a November 2006 non-exclusive distribution agreement which provides that our products can be marketed and sold to all commercial markets (education, health care, lotteries and otherwise) by Pearson’s network of 46 independent distributors who sell in 71 countries worldwide. Although no minimum sales are required under this agreement, or from any distributor, we see this agreement as a beginning in our efforts to expand our global market presence.

We are working on two new OMR products: an auto feeder which handles large stacks of forms and a scanner that captures other forms of image data. Our full-page image scanner will read optical marks, bar codes, optical characters and signatures. Our scanner will be able to process a wider range and size of forms used in our current markets. Our auto feeder is derived from our existing OMR technology, but includes the additional functionality of automatically processing stacks of forms as opposed to our current product which can only process one form at a time.

To increase revenues from our existing product lines we have begun to and expect to continue to:

•	Hire account representatives for each industry targeted;

•	Target prospective resellers in existing markets;

•	Work with customers to determine their new requirements and build those requirements into our future product releases;

•	Launch new auto feeder and scanner products, including developing materials to educate existing customers about the uses and advantages of these products;

•	Develop product release plans to support key re-sellers needs;

•	Increase marketing exposure by identifying industry opportunities, including trade shows, advertising and catalog listing services;

•	Provide significant assistance to Pearson international sales staff in the form of training and materials;

•	Aggressively advertise and promote Impact-o-graph product line ;

•	Identify potential resellers in new industries where our products can be, but are not currently used, such as homeland security or manufacturing;

•	Conduct market research to confirm CDC’s reputation, strengths, weaknesses, and positioning. This will allow us to continue to articulate our sales and marketing strategy; and

•	Utilize specialized order desk to streamline customer phone orders,

We are constantly seeking appropriate acquisition candidates. We may consider horizontal or vertical integration as appropriate.

Competition

OMRs

Education Substantially all of our education products are sold and marketed under the Pearson brand name. Competitors, like Scantron, a much larger company, manufacture sheet readers that are sold to schools as part of a broader package of education services. Renaissance Learning Systems, a former reseller of our readers, has developed their own proprietary reader which is utilized in their education products. Our distributor, Pearson sells both our OMR products (under its brand name) and other reader products. Pearson is a large conglomerate that also sells a stand-alone test-scoring machine designed to use its own forms.

Gaming Our major competition in the lottery field is Peripheral Dynamics (PDI). PDI sells scanners that read optical characters, bar code and optical marks which are used for the marking and processing of lottery tickets. We compete on the basis of price and product reliability.

Voting Although many jurisdictions have upgraded voting systems to touch screen displays, we believe a market remains for a paper ballot system which we produce. ES&S utilizes our OMR product in some of its voting products. ES&S competes primarily with Diebold Election Products and Sequoia Voting Systems for voting product orders.

Medical This is a highly fragmented market.  The Secretary of the US Department of Health and Human Services believes that 85% of all medical records are paper-based and maintained manually. Many healthcare organizations are moving from paper forms to electronic data capture. Manual paper processing can be very costly. We think optical data capture offers greater accuracy, reduction in data turnaround time and data entry time and significant cost reduction. CDC has a growing number of solutions providers who are delivering their applications based on our OMR product.

Impact Recorders We believe there are less than ten companies that manufacture some form of impact recorders and indicators. CDC’s largest competitors are Shockwatch and Impact Register, Inc. We compete on the basis of price, product capability, reliability and service.

Cable Testers Our chief competitor is DITMCO. We compete on basis of capabilities, reliability and reputation.

Product Development

We have a product development team including mechanical, electrical and systems engineers. They constantly review current products to develop new uses. In addition, they review applications offered by competitors. Management is implementing a formalized product release plan which will define upcoming releases by product line. One of our strengths is our ability to adapt our technology to new customer needs. We often develop our new products after customizing existing products for a particular project. Once a product is released, our team will work to educate our existing customer base on the uses of the new products and solicit any suggested product modifications. Our customer product needs often become the basis for our product release plans and the research and development priorities.

Patents, Trademarks and Intellectual Property

We have developed proprietary processes to produce our products and do not rely on licensed rights. We do not rely on patent protection for our technology, but instead rely on common law trade secret protection. We may encounter disputes over our intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. If we are required to litigate to protect our intellectual property rights, it could be costly and time consuming.

Manufacturing

All of our manufacturing is conducted at our Chatsworth, California headquarters which includes a 10,000 square foot manufacturing operation. We utilize generally available materials and a small number of customized components to manufacture our products. This enables us to maintain high quality products and enables rapid development and deployment of new products and technologies. We design and produce many of our own components and sub-assemblies in order to retain quality control. Raw materials or sub-components required in the manufacturing process are generally available from several sources. An unanticipated interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

Customers

The Company has one customer, Election Systems & Software, Inc., that accounted for 36% and 23% of total sales for the period August 1, 2006 through January 31, 2007 and the period January 1, 2006 through July 31, 2006, respectively. One other customer, GTECH Corporation, accounted for 21% of total sales for the period January 1, 2006 through July 31, 2006. For a discussion of sales to major customers and concentration of credit risk, please refer to Note 1 to our consolidated financial statements included in this Form 10-KSB.

Governmental Regulation

Our manufacturing operations are subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. We are further subject to regulation by the Los Angeles Fire Department and the South Coast Air Quality Management Department. We have obtained all necessary operating permits. To date the cost of our compliance with federal, state and local environmental protection regulations has been immaterial. We have reviewed regulations which are not yet effective and do not believe that compliance with these regulations will materially increase our production costs or require significant capital expenditures.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages. Although we maintain liability coverage, any such liability could exceed the amount of our liability insurance coverage. Any uninsured liability could negatively impact our cash resources.

Employees

As of January 1, 2007, we had 65 full-time employees; the number of employees fluctuates based on our manufacturing schedules. We use a staffing agency for some employees to maintain maximum ability to increase and decrease our staff as production needs change. We also have six employees in engineering, five in sales and marketing, and five in general and administration. No employee is represented by a labor union, and we have never suffered an interruption of business caused by a labor dispute.

RISK FACTORS

You should carefully consider the risks described below as each of these risks could adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

GENERAL RISKS RELATED TO OUR BUSINESS

Our OMR products may become obsolete if we are unable to stay abreast of technological developments.

There are a number of companies that sell products that compete in our target markets. The individual markets in which we compete are highly competitive, and within the OMR industry products continue to advance technologically. We rely on our proprietary technology significantly. Our proprietary OMR technology may become obsolete if prices continue to decrease for new generations of scanners that encompass both OMR and other image processing functionality such as bar code, signature and optical character recognition. If we are unable to develop new products and/or enhance our OMR functionalities to adapt to these changes in a cost effective and timely manner, our business could be materially and adversely affected.

Our success is dependant on our ability to timely obtain numerous components for our products.

Although the parts we use to build our products are available from multiple suppliers, we rely on a limited number of suppliers for many of the components and materials. This reliance exposes us to significant risks, including:

•
There are varying lead times to obtain these components. Some component products are available within six weeks; other parts cannot be obtained for 16 to 22 weeks. These longer lead times could impact our ability to manufacture and deliver finished products to our customers on time and our ability to obtain customer orders.

•	There could be fluctuations in the quality and price of components and material needed to manufacture and deliver finished products.

We do not have long-term or exclusive purchase commitments with our suppliers.

Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain necessary components or materials in a timely manner, which could adversely affect our relationships with our customers.

We may be unable to protect our proprietary intellectual property rights.

We have employed proprietary information to design our products. Rather than seeking patent protection, we protect our intellectual property rights through confidentiality agreements and inventions agreements. However, such measures may not be sufficient to protect our intellectual property rights. Unauthorized parties may attempt to reverse engineer or copy aspects of our products or otherwise use our proprietary information. Policing unauthorized use of our products is expensive and difficult. If we cannot protect our rights, others could produce and sell similar products and we would lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

Our business could be harmed if we fail to maintain proper inventory levels.

We manufacture certain products prior to receipt of customer orders in order to obtain volume pricing on components and reduce overall costs, decrease the time needed to fill customer orders and the risk of non-delivery. We may not sell the products we have manufactured. Inventory levels in excess of customer demand may result in inventory write-downs. If we sell excess inventory at discounted prices, it could significantly impair our brand image and decrease our operating results and financial condition. Conversely, if we underestimate demand for our products and do not have the inventory needed to manufacture our products when we need them, we may experience inventory shortages. Inventory shortages could delay shipments to customers, negatively impact distributor relationships, and diminish brand loyalty.

We are dependent on third-party resellers of OMR products; we do not control these resellers.

CDC manufactures OMR components that are embedded into by our customers into broader “solutions” encompassing software, tests, and forms. These “solutions” are marketed, sold and delivered to end users by our customers who are typically resellers. We have little or no contact with the end users of our products and are dependent on our resellers to generate purchase orders our OMR products. If our resellers focus on other competitors’ products or other products entirely, our financial results would be affected negatively. We do not have written agreements with these resellers; we operate solely on a purchase orders. Further if we fail to maintain our existing relationships with third-party resellers and continue to establish new relationships our revenues and business could be materially and adversely affected.

We may not be able to effectively manage our modernization.

Until we purchased CDC, it was not operated to emphasize financial reporting. We have undertaken certain modernizing programs to provide financial reporting appropriate to a public reporting company. This process is expensive, will utilize significant management resources and could divert management’s attention from our core business. If we do not promptly complete this process, we will not be able to focus on the production, marketing and sales of our products, which could negatively affect our financial results

We may not successfully implement our planned revenue growth.

Under prior ownership, CDC sales and marketing activities were extremely limited. We believe we can increase revenues by building a sales and marketing team. If we successfully obtain additional orders, we will need to fulfill the orders by expanding our systems as well as hiring, training, supervising and managing new employees. These actions are time consuming and expensive and will increase management responsibilities. We may not be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	meet our capital needs;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Misappropriation of our intellectual property could harm our business.

We have chosen not to use patent protection for our propriety technology, but instead rely on trade secret protection. If our competitors misappropriate our proprietary know how and trade secrets, we could have a material adverse affect on our business. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

We have a single manufacturing facility in Chatsworth, California. This facility could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Chatsworth, California, an area with a history of seismic events. Any such loss at this facility could disrupt our operations, delay production and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, we cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment, which will initially apply to us as of January 1, 2007, and auditor certification requirements of Section 404, which will initially apply to us as of January 1, 2008. Although we expect to implement the requisite changes to become compliant with requirements when they do apply to us, because of our lack of familiarity with Section 404, we may not be able to do so in a timely manner, which may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Our success is dependent on a few key executive officers.

Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personal, as well as the expenses in connection with hiring and retaining personnel could adversely affect our business. Our success also depends on the skills, experience and performance of key members of our management team. We are dependent on the continued services of J. Stewart Asbury III, our Chief Executive Officer, Clayton Woodrum, our Chief Financial Officer, and Sid L. Anderson, our Executive Director. Although we have an employment agreement with Mr. Asbury and consulting agreements with Mr. Woodrum and Mr. Anderson, the loss of any of these individuals could have a material adverse effect upon us. We do not have long-term employment agreements with other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Additionally, we will need to attract, train and retain more employees for management, research and development, sales and marketing and support positions. As noted above, competition for qualified employees continues to be intense. Consequently, although we intend to issue stock options or other equity-based compensation to attract, train and retain employees, such incentives may not be sufficient to attract, train and retain key personnel to continue to offer our products to current and future customers in a cost effective manner, if at all.

MARKET RISKS

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Prior to our acquisition of CDC, our predecessor had no trading volume on the OTC Bulletin Board. Through this acquisition, CDC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we will be required to undertake efforts to develop market recognition for us and support for our shares of common stock in the public market. The price and volume for our common stock that will develop cannot be assured.

The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.

This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Our common stock is subject to the “penny stock” rules which could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The trading price of our common stock is below $5 per share; and therefore, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and lack of history as a public company which could lead to wide fluctuations in our share price.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us;

•	fluctuations in interest rates;

•	significant sales of our common stock, including “short” sales;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions.

The stock market, in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

A single investor owns 37.1% of our outstanding common stock, which may limit your ability and the ability of our other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Approximately 37.1% of our outstanding shares of common stock is owned and controlled by Vision Opportunity Master Fund, Ltd. (without consideration of the 5,800,000 warrants it holds, exercisable at $.30 per share). Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, if all of our officers and directors exercise outstanding option this shareholder together with our directors and executive officers could have the power to control the election of our directors and the approval of actions for which the approval of our shareholders is required. If you acquire shares, you may have no effective voice in the management of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices and manufacturing facilities are currently located in a 14,500 square foot property located at 20710 Lassen Street, Chatsworth, California 91311. CDC owned the facility until 2005 when it was sold to a third party. We now lease the facilities for approximately $10,296 per month through August 2007 and $10,605 per month for the remainder of the initial term of the lease. The lease expires in August 2008, but may be renewed by us, upon six months notice prior to the end of the original term or renewal period, for additional one-year periods under the same lease terms with a 3% increase in the base rental rate.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any stock exchange. The common stock is traded on the Over-the-Counter Electronic Bulletin Board under the symbol "CHWD.OB". The following table sets forth the high and low closing sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board System. Chatsworth had minimal operations prior to the consummation of the purchase of CDC on August 7, 2006, and we do not believe any stock price information prior to August 14, 2007, the first trading day following the filing of the Current Report on Form 8-K disclosing the CDC purchase, is relevant.

Quarter Ending	High	Low
August 14, 2006 through October 31, 2006	$1.99	0.40
January 31, 2007	0.75	0.40

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of May 7, 2007, there were approximately 90 stockholders of record of our common stock.

Dividends

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On August 7, 2006, the Company completed the acquisition of Chatsworth Data Corporation (“CDC”) for $7,246,531, pursuant to the terms of that certain Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC. Prior to the acquisition of CDC, the Company had minimal operations. Accordingly, the results of operations included in this Form 10-KSB for the seven-month period January 1, 2006 to July 31, 2006 and for the year ended December 31, 2005 represent the operations of CDC, as predecessor. The consolidated results of operations for the seven-month period ending January 31, 2007, represent our consolidated operating results subsequent to the CDC acquisition.

The Company, through CDC, is a designer and manufacturer of optical mark readers and scanners, impact recording devices and cable and harness testing products. Our optical mark readers and scanners are sold to original equipment manufacturers (OEMs) and to value added resellers (“VAR’s”) in four vertical markets: education, gaming and lottery, vote tabulation, and medical and health care. Our impact recording devices are sold to end users. Our optical mark reader and scanner sales to OEM’s and VAR’S are primarily generated through direct orders to the Company and our sole sales representative in Minneapolis, Minnesota. Our impact recording device sales are primarily direct orders to the Company. Our cable testing devices are primary direct orders to the Company from previous customers of ours.

Results of operations -Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (Predecessor)

The following table sets forth the calculations of the unaudited combined results of operation for the 12-month period ending December 31, 2006, together with the results of operations for the 12-month period ending December 31, 2005 (Predecessor), in order to provide a meaningful comparison of the results of operations for comparable 12-month periods. The Company’s fiscal year end is January 31. Prior to its acquisition by the Company, CDC’s fiscal year ended December 31.

	Successor	Predecessor				Predecessor
	Period August 1, 2006 through January 31, 2007	Period January 1, 2006 through July 31, 2006	Period January 1, 2006 through January 31, 2007	One-Month Period ended January 31, 2007	Twelve-Month Period ended December 31, 2006	Twelve-Month Period ended December 31, 2005
	(audited)	(audited)	(combined unaudited)	(unaudited)	(combined unaudited)	(audited)
Net Sales	$4,314,310	$4,953,120	$9,267,430	$641,360	$8,626,070	$5,561,583
Cost of Sales	2,570,909	3,747,105	6,318,014	410,777	5,907,237	4,381,685
Gross Profit	1,743,401	1,206,015	2,949,416	230,583	2,718,833	1,179,898
Operating Expenses
General and administrative	2,673,154	605,358	3,278,512	410,693	2,867,819	595,723
Depreciation	22,866	13,747	36,613	-	36,613	23,543
Amortization of intangible assets	497,520	-	497,520	-	497,520	-

Income (loss) from operations	(1,450,139)	586,910	(863,229)	(180,110)	(683,119)	560,632

Other income (expense)
Interest expense	(65,938)	-	(65,938)	-	(65,938)	-
Interest income	19,137	11,515	30,652	3,926	26,726	15,199
Registration payment penalty	(383,000)	-	(383,000)	-	(383,000)	-
Rental income	-	-	-	-	-	29,432
Gain on sale of land and building	-	-	-	-	-	2,934,331
Miscellaneous	-	-	-		-	366
Other income (expense), net	(429,801)	11,515	(418,286)	3,926	(422,212)	2,979,328

Income (loss) before income taxes	$(1,879,940)	$598,425	$(1,281,515)	$(176,184)	$(1,105,331)	$3,539,960

Sales revenues are recorded when products are shipped and are net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of sale. Because we ship product as orders are received, generally no more than 90 days after order, we do not maintain a significant ongoing backlog. However, the size of our backlog does fluctuate greatly depending on the size and mix of product orders and what can be considered pre-orders of newly released products not yet ready for shipment.

Cost of sales consists of expenses associated with sales of our products. These costs include: (i) personnel related costs, (ii) costs of purchased materials, (iii) shipping and freight costs, and (iv) other overhead costs. We realize higher gross margins on our impact recording devices than on our optical mark readers and scanners. We expense all research and development costs.

The net loss before income taxes for the twelve months ended December 31, 2006 was ($1,105,331) compared to a net income of $3,539,960 for the same period in 2005. Net income and the results of operations for the twelve months ended December 31, 2005, were affected by the nonrecurring sale of CDC’s office and manufacturing facility in 2005. CDC had a gain of $2,934,331 on the sale.

Net Sales. Net sales revenue totaled $8,626,070 for the twelve months ended December 31, 2006, compared to $5,561,583 for the same period during 2005. Sales of optical mark readers totaled $6,191,386 and impact recorders and indicators totaled $2,320,314 for the twelve months ended December 31, 2006, compared to $3,488,744 and $1,913,839, respectively, for the same period in 2005. The increase in sales of optical mark readers was due, in substantial part, to sales in the voting product line to the county of Los Angeles, California, which upgraded its voting machines prior to the November 2006 elections. Sales to the County of Los Angeles were approximately $2.5 million during the 12-month period ending December 31, 2006.

The following table sets forth our net revenues by product line for the 12-month periods ending December 31, 2005 and 2006:

Net Sales Break-Down by Product Line

	For the 12-Month Period Ended December 31,
	2005	2006
Optical mark readers
Education	$344,000	$109,787
Gaming	2,526,531	2,941,101
Medical	262,863	264,933
Voting	95,170	2,728,273
Others	260,180	147,292
Total optical mark readers	3,488,744	6,191,386
Impact recorders/ indicators	1,913,839	2,320,314
Cable testing	159,000	114,370
Total	$5,561,583	$8,626,070

Cost of Sales. Cost of sales totaled $5,907,237 for the twelve months ended December 31, 2006, compared to 4,381,685 for the same period during 2005.

Gross Profit. Gross margin percentage was approximately 32% for the twelve months ended December 31, 2006, compared to 21% for the same period during 2005. The positive increase in profit margin realized is a result, in part, to the increase in sales which allowed the Company to spread its fixed indirect manufacturing costs over a larger volume of business.

Selling and General and Administrative Expenses. General and administrative (G&A) expenses totaled $2,867,819 for the twelve months ended December 31, 2006, compared to $595,723 for the same period in 2005. Included in G&A for the year 2006 were accounting and legal fees totaling $662,750 in connection with the registration of our common stock with the Securities and Exchange Commission. In addition, the Company issued 2,000,000 shares of common stock valued at $480,000 to the Chairman of the Board of Directors as part of a consulting agreement. This was recognized as compensation cost within G&A. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $339,956 related to stock options.

Operating Income. Operating Income decreased from $560,632 in 2005 to a loss of $683,119 for 2006. Our Gross profit increased from $1,179,898 to $2,718,833 primarily due an increase in sales and an increase in gross profit percentage. Our General and Administrative expenses increased from $595,723 to $2,867,819. We incurred accounting and auditing fees for the audit of the years ended 2004 and 2005. We also incurred legal fees in connection with the registration of our common stock in the amount of $622,750. We issued 2,000,000 shares of common stock to the Chairman of the Board of Directors valued at $480,000. We recorded compensation expense in the amount of $339,956 related to stock options. We also recorded expense related to the amortization of intangible assets in the amount of $497,520.

Other Income (Expense). Other income decreased from $2,979,328 for 2005 compared to a net expense ($422,212) for 2006, principally due to the sale of our office building and manufacturing facility in 2005 which resulted in a gain of $2,934,331 and the incurrence of interest expense of $65,938 in 2006 related to our notes payable on the purchase of CDC. In addition, we incurred expense in the amount of $383,000 in connection with our failure to register the secondary offering of certain shares of common stock of the Company as called for in the Investor Rights Agreement executed in connection with the private placement of our common stock and warrants in August of 2006.

Income Tax Expense. We recorded a deferred tax benefit of $696,000 for the twelve months ended December 31, 2006. Our effective tax rate was estimated to be 37%. Income tax expense for the twelve months ended December 31, 2005, was $54,561. Prior to August 1, 2006, CDC was taxed as a subchapter S corporation. A subchapter S corporation generally does not pay tax at the corporate level; instead, taxes are paid at the shareholder level. Accordingly, for all of 2005 and through July 31, 2006, CDC paid no federal tax and only a minimal California tax.

Liquidity and Capital Resources

The Company had cash on hand of $341,676 at January 31, 2007. The Company had a negative net cash flow for the thirteen months ended January 31, 2007 of $79,094 compared to a positive $297,816 for the twelve months ended December 31, 2005. We expect to fund our operations and capital expenditures from internally generated funds. We believe that our existing cash balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

In order to maintain maximum flexibility in financing the business, on December 1, 2006, our subsidiary, CDC, entered into a Revolving Credit Agreement with Bank of Oklahoma, N.A. The Credit Agreement provides for up to a $3.0 million revolving credit facility. The actual amount of credit available under the Credit Agreement is subject to a borrowing base determination based on CDC’s qualified accounts receivable and inventory. The revolving credit facility may be used for working capital and other lawful corporate purposes and for the issuance of letters of credit. Chatsworth has guaranteed the payment obligations of CDC under the Credit Agreement. As of January 31, 2007, no funds had been advanced under the Credit Agreement.

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

The Credit Agreement, among other things, restricts CDC’s ability to (i) incur additional indebtedness, (ii) create or incur liens, (iii) enter into or assume certain leases, (iv) guarantee the indebtedness of any other person, (v) enter into any merger, consolidation or similar transaction or sell all or substantially all of its assets, or (vi) incur any ownership change. The Credit Agreement also requires CDC to maintain a minimum fixed charge coverage ratio and limits CDC’s maximum ratio of Funded Debt to EBITDA.

We owe $2.0 million to the CDC sellers; $1.0 million is payable August 6, 2007 (one year from the closing of the CDC purchase) and $1.0 million is payable August 6, 2008 (two years from the closing). Interest is payable quarterly. Interest for the period August 1, 2006 through January 31, 2007 was $65,938. We believe cash flow from operations will be sufficient to repay the note.

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease calls for minimum lease payments of approximately $10,296 per month through August 31, 2007, and $10,605 per month thereafter until it expires in August 2008. This lease is classified as an operating lease.

The minimum future non-cancelable aggregate lease payments under all operating leases are as follows:

For the 12 months ending January 31,
2008	$134,073
2009	83,211
2010	8,978
2011	6,193
2012	489
Thereafter	-

Registration Payment Arrangements

In connection with the Company’s private placement for 22,000,000 shares of common stock and warrants to purchase 11,000,000 shares of common closed in August 2006, the Company and each of the purchasers entered into an Investor Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the Company was obligated to file a registration statement covering the resale of all the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the private placement and to have the registration statement declared effective 90 days after its filing with the SEC. While the Company filed a Registration Statement on Form SB-2 on October 20, 2006, the registration statement did not cover the warrant shares and was not declared effective by the SEC on or before January 20, 2007, as required under the Rights Agreement. The registration statement is not effective as of the date of this Form 10-KSB. The liquidated damage provisions of the Rights Agreement provide that in the event of a failure to file a registration statement that covered both the common stock and the warrant shares or a failure to have the registration statement effective within 90 days of the filing date, the Company is obligated to pay each purchaser one percent of their subscription price per month until the failure is cured, i.e., the registration statement is filed and declared effective. The liquidated damages, which would aggregate approximately $55,000 per month, are payable in cash or in newly issued common stock.

The Rights Agreement provides that its provisions may be waived in writing by holders of at least a majority of the registrable securities (i.e., the shares of common stock and warrant shares). The Company received a written waiver on December 4, 2006, from Vision Opportunity Master Fund Ltd., as the holder of a majority of the registrable securities, which waived the liquidated damages until October 4, 2007 for failure of the registration statement to cover the resale of the warrant shares. However, the Company has not received a waiver for the Company’s failure to have the registration statement for the resale of the common shares declared effective on or before January 20, 2007. Accordingly, the Company has accrued $383,000, for these potential penalties, which is included in selling, general and administrative expenses for the period August 1, 2006 through January 1, 2007 (see Note 8 to the Company’s consolidated financial statements). The Company filed an amendment to the SB-2 registration statement on February 20, 2007, and intends to file a second amendment to the registration statement in the near future to update such registration statement with the financial and other information included in this Form 10-KSB. In the event that the Company is not successful in obtaining an effective registration statement on or before October 4, 2007, covering the resale of both the common shares and the warrant shares, the liquidated damages provisions of the Rights Agreement will begin to accrue unless we are able to obtain a subsequent waiver. The Company can provide no assurance that it would be able to obtain such a waiver.

Critical Accounting Policies

Revenue recognition. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

Accounts receivable. Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in-first-out average cost  basis.

Intangible assets. Intangible assets and goodwill are related to the Company's acquisition of CDC in August 2006. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology. In addition to amortization, intangible assets are tested at least annually for impairment.

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed and is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized since the CDC acquisition.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Stock-based compensation. The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2006 had the Company recognized stock-based compensation in accordance with SFAS No. 123.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

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

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto, and the report of our independent auditors, are set forth at the end of this report commencing at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.OTHER INFORMATION

None.

PART III.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

The following table lists the Company's current executive officers and directors:

Name	Age	Position
Sidney L. Anderson	60	Chairman of the Board and Executive Director
Iain Drummond	36	Director
William H. Moothart	71	Director
Gregory A. Nihon	31	Director
Kerry Stirton	42	Director
J. Stewart Asbury III	58	Chief Executive Officer and Secretary
Clayton Woodrum	67	Chief Financial Officer

Sidney L. Anderson. Mr. Anderson was appointed Chairman of our Board of Directors upon the closing of the purchase of CDC on August 7, 2006, and now serves as our Executive Director and as a consultant. Mr. Anderson began his professional career with Peat, Marwick, Mitchell & Co., (currently KPMG) in Tulsa, Oklahoma, where he was employed from 1972 through 1977 in the firm’s tax department, last serving as a Tax Manager. He then practiced law for five years and was a partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar in Tulsa, Oklahoma. In 1981, Mr. Anderson founded Pan Western Energy Corporation, a small publicly traded oil and gas exploration and production company, where he served as the company’s President and Chief Executive Officer and Chairman of its Board of Directors for nineteen years until the company was sold October 1, 2000. Since 2001, Mr. Anderson has provided consulting services to a number of companies on a variety of financial and business matters. From September 2005 to July 2006, Mr. Anderson spent a majority of his time working on the acquisition of Chatsworth Data Corporation. From February 2005 to July 2006, Mr. Anderson served on the Board of Health Sciences, Inc., a publicly traded company.  Mr. Anderson has served on the board of numerous civic and academic organizations as well as public trust authorities including the board of trustees of Oklahoma State University - Tulsa and the University of Tulsa, College of Business Administration Executive Advisory Board. Mr. Anderson has also served as a trustee of the Tulsa Industrial Authority, the University Center at Tulsa Trust Authority and the Economic Development Commission for the City of Tulsa. In addition, Mr. Anderson served in the United States Army Reserve (Captain) from 1971 through 1986 and is a member of the National Eagle Scout Association. Mr. Anderson received his undergraduate degree in Business Administration from the University of Oklahoma in 1969 and his Juris Doctorate degree from the University of Oklahoma in 1972.

Iain Drummond. Mr. Drummond was appointed to our Board as of the closing of the CDC purchase and the appointment was effective on September 11, 2006. He began his professional career as an optical engineer with privately-held Oriel Instruments in Stratford, Connecticut developing laboratory instrumentation and subsystems for biotech and semiconductor equipment manufacturers. During Mr. Drummond’s tenure with Oriel he worked in many facets of the business, including research, design, engineering project management, manufacturing, product marketing, and promotions. Following ThermoElectron Corp’s acquisition of Oriel, he helped redefine the company’s product and go-to-market strategy. Mr. Drummond later worked in strategic marketing and business development for Intel’s Internet Management and Appliances Division and a venture funded telecommunications start-up, Novera Optics of San Jose, California. In 2002, Mr. Drummond joined Harmonic Inc., a publicly-traded provider of digital video, broadband optical networking, and IP delivery systems to cable, satellite, telecom and broadcast network operators. His experience includes product strategy and roadmap definition, competitive analysis and financial benchmarking, evaluation of partners and M&A candidates, as well as division and corporate strategy. He most recently served as Interim President of Harmonic’s Broadband Access Networks division. Mr. Drummond received his Bachelor of Science degree from the Institute of Optics at the University of Rochester, his Masters degree in Applied Physics from Yale University, and his MBA from the University of Chicago Graduate School of Business.

William H. Moothart. Mr. Moothart was appointed to our Board effective September 11, 2006. He had been Chairman, President and Treasurer of CDC since its inception in 1971 until our purchase in August 2006. Mr. Moothart was Director of Engineering for Whittaker Corporation from 1967 to 1971 and Director of Litton Data Systems Division from 1962 to 1967. He was a First Lieutenant in the United States Air Force assigned to the Air Research & Development Command. Mr. Moothart received his Bachelor of Science Mechanical Engineering degree from Loyola University in 1956 and did graduate work in Electrical Engineering at both Ohio State University and UCLA.

Gregory A Nihon. Mr. Nihon was appointed to our Board as of the closing of the CDC purchase and the appointment was effective on September 11, 2006. Mr. Nihon began his professional career in July 1999 with Banc of America Securities in New York where he was employed in the firm's Corporate and Investment Banking Division. In July 2000, Mr. Nihon joined Morgan Stanley's London office, where he worked on pan-European investment banking and private equity transactions in the real estate sector until March 2002. His transaction and product experience includes public equity, private equity fund placements, high yield, securitization, convertible debt offerings, M&A, and principal investments. Mr. Nihon attended Harvard Business School from August 2002 to June 2004. Following that program, Mr. Nihon began work as director of business development for NYSE-traded Lionsgate Entertainment, an independent film studio based in Santa Monica, CA. At Lionsgate, Mr. Nihon handled an array of capital markets and financial reporting and controls responsibilities; he also prepared financial models for individual film investments and sourced third-party production finance. In March of 2005, Mr. Nihon joined Nihon Global Partners, a family-office style investment firm and merchant bank, where he serves as a Managing Director. Mr. Nihon received his Bachelor of Arts degree from Columbia University and his Masters in Business Administration degree from Harvard Business School.

Kerry Stirton. Mr. Stirton was appointed to our Board as of the closing of the CDC purchase and the appointment was effective on September 11, 2006. Mr. Stirton is currently Managing Director of Stellation Asset Management, a public equity investment management firm with a global fund of fund product. Kerry Stirton has been in the investment management sector for nearly ten years; including extensive hedge fund and direct investment experience. Most recently he was with Goldman Sachs, in the Global Equities Proprietary Trading Group. This experience provided a unique vantage point from which to observe the dynamics of different trading strategies across a wide set of styles and asset classes. His particular trading group used a combined global macro and fundamental equity research approach. Prior to his employment with Goldman, he was the Senior Research Analyst for the U.S. Multi-Industry Sector at Sanford C. Bernstein, the research subsidiary of Alliance Capital. His company research covered the most industry sectors of the analysts at Bernstein and was ranked #1 in research quality by the Greenwich Survey of Institutional Investors. With over 100 hedge fund clients around the world, and more than 300 institutional investor clients, Mr. Stirton worked closely with a substantial array of different trading and investment styles. Again, the opportunity to assess various investment approaches, and to ascertain the psychological bents of various forms of investor at different points in a sector’s investment cycle, remains a valuable backdrop to his fund of fund responsibilities. Mr. Stirton’s earlier direct investment experience includes energy commodity trading at Louis Dreyfus Energy and US equity investing with CT Investment Management, where he ran a $300 million US trust portfolio and was investment analyst for the $1.6 billion US Equity portfolio - a top performer across the US mutual fund industry. Prior to his investment career, Mr. Stirton was a corporate strategy and valuation consultant, including 5 years at McKinsey & Co., where he worked in the manufacturing and investment management sectors. He earned law degrees from Harvard Law School and Oxford University, and holds a degree in Politics and Economics from the University of Toronto. Mr. Stirton was a Teaching Fellow at Harvard College, and a Rhodes Scholar.

J. Stewart Asbury III. Mr. Asbury was appointed as our Chief Executive Officer on August 7, 2006. Mr. Asbury began his professional career with Arthur Andersen & Co. in Atlanta, Georgia. While with Arthur Andersen, Mr. Asbury was a Senior Consultant in the firm’s consulting division which is now Accenture. His responsibilities primarily consisted of designing and implementing management and process systems. In 1980, Mr. Asbury joined Byers Engineering in Atlanta, Georgia where he was employed as Division Manager and was responsible for the creation of Byers’ Geographical Information Systems products and markets. During his tenure as Division Manager, the division grew from $900,000 in annual revenues to $18.0 million in annual revenues and employed over 500 people. In 1990, Mr. Asbury became Vice President of Byers Engineering and was responsible for the implementation of the company’s Seibel sales tracking and management system. In 1998, Mr. Asbury became Senior Vice President of SpatialAge Solutions, a division of Byers Engineering focused on the GIS software products business. In 2001, he became President of SpatialAge Solutions and served in that capacity until 2005. Mr. Asbury received his BA in Psychology from the University of Georgia in 1969 and his MBA in Management Policy and Systems from the University of Georgia in 1978. He has served on the Board of Directors of the Geospatial Information and Technology Association and is a former President of that organization. From 1970 through 1974, Mr. Asbury served in the United States Air Force.

Clayton E. Woodrum. Mr. Woodrum was appointed as our Chief Financial Officer on August 7, 2006. Mr. Woodrum began his professional career with Peat, Marwick, Mitchell & Co. (now KPMG) in the firm’s Tulsa, Oklahoma office, where he was employed from 1965 to 1975 in the tax department. During his tenure at Peat Marwick, Mr. Woodrum became a partner and was Partner-in-Charge of the Tulsa Tax Department from 1973 through 1975. In 1975, Mr. Woodrum joined BancOklahoma Corporation and Bank of Oklahoma as Chief Financial Officer where he served in that capacity until 1980. In 1980, Mr. Woodrum returned to Peat Marwick Mitchell & Co. as Partner-in-Charge of the Tulsa Tax Department and the firm’s Financial Institutions Tax Practice. In 1984, Mr. Woodrum became senior partner in the Tulsa, Oklahoma based accounting firm of Woodrum, Kemendo, Tate & Cuite, PLLC. Mr. Woodrum also has financial interests in Computer Data Litigation Services, LLC, which provides litigation support related to the analysis of electronically stored data, and First Capital Management, LLC, which is a Registered Investment Advisor and provides investment advisory services. Mr. Woodrum is a Certified Public Accountant, Certified Valuation Analyst and Investment Advisor Representative. Mr. Woodrum has served on numerous boards and trust authorities including the Tulsa Industrial Authority, University Center at Tulsa Foundation and the Hillcrest Medical Center Foundation. Mr. Woodrum is currently a director of Arena Resources, Inc., a public corporation listed on the New York Stock Exchange, and serves as Chairman of the Audit Committee and Compensation Committee of its board of directors. He received a BSBA in Accounting from Kansas State University, Pittsburg, Kansas.

Code of Ethics

We have adopted a Code of Ethics that addresses, among other things, prohibition on unfair trade practices, compliance with various laws (including insider trading laws), conflicts of interest, providing a workplace free from unlawful harassment and discrimination, maintenance of financial records and reporting of violations of the Code of Ethics. The Code of Ethics is applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of the Code of Ethics will be furnished without charge upon written request to Investor Relations, Chatsworth Data Solutions, Inc., 20710 Lassen Street, Chatsworth, California 91311.

Audit Committee of the Board of Directors

Our Board of Directors established a separately-designated standing Audit Committee in September 2006 when the new directors took office. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company's accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Greg Nihon, Iain Drummond, and Kerry Stirton (Chairman). The Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the SEC. The Board of Directors has determined that Mr. Stirton is a “financial expert” who is independent of management in accordance with the applicable regulations.

Director Nominations

The Board of Directors has not established a separate nominating committee. Currently, the Board as is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. The Board also has the role of managing the process for evaluating current Board members at the time they are considered for re-nomination. After considering the appropriate skills and characteristics required on the Board, the current makeup of the Board, the results of the evaluations, and the wishes of the Board members to be re-nominated, the Chairman recommends to the Board whether those individuals should be re-nominated. On at least an annual basis, the Chairman reviews with the Board whether it believes the Board would benefit from adding a new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If the Board determines that a new member would be beneficial, the Chairman and other Board members solicit and receive recommendations for candidates. All potential candidates, regardless of their source, are reviewed under the same process. The Chairman screens the available information about the potential candidates. Based on the results of the initial screening, interviews with viable candidates are scheduled with Board members and senior members of management. Upon completion of these interviews and other due diligence, the Chairman may recommend to the Board the election or nomination of a candidate.

Candidates for independent Board members have typically been found through recommendations from directors or others associated with the Company. Stockholders may also recommend candidates by sending the candidate's name and resume to the Chairman under the provisions set forth above for communication with the Board. There are no predefined minimum criteria for selecting Board nominees, although it believes that all independent directors should share qualities such as, independence; experience at the corporate, rather than divisional, level in multi-national organizations larger than the Company; relevant, non-competitive experience; and strong communication and analytical skills. In any given search, the Chairman may also define particular characteristics for candidates to balance the overall skills and characteristics of the Board and the perceived needs of the Company. In appointing its recent directors, for example, the Company has sought a nominee with significant financial expertise and a nominee with significant relevant operating experience. The Board believes that it is necessary for at least one independent Board member to possess each of these skills. However, during any search the Chairman reserves the right to modify his stated search criteria for exceptional candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who beneficially own more than 10% of any class of the Company’s equity securities registered under Section 12 to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such registered securities of the Company. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to us copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports furnished to us and any written representations that no other reports were required during fiscal year ended January 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the fiscal year ended January 31, 2007, were complied with on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information about the compensation paid to our chief executive officer and chief financial officer during the fiscal year ended January 31, 2007. Slavko Bebek served as chief executive officer and chief financial officer of the Company during 2006 until the consummation of the acquisition of CDC on August 7, 2007. Mr. Bebek did not receive any compensation for those services.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
J. Stewart Asbury III, CEO and President	2007	$107,536	—	$17,031	$20,000	$144,567

Clayton Woodrum, Chief Financial Officer	2007	$44,000	—	$36,840	—	$80,840

(1)	Each executive officer commenced service on August 7, 2006, upon consummation of the acquisition of CDC. Prior to that time, the Company did not pay any compensation to any of its officers.

(2)
The dollar amount stated for option awards reflect the expense recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007, in accordance with SFAS 123(R). The assumptions utilized in the calculation of these amounts are set forth in Note 9 to the Company’s consolidated financial statements included in this Form 10-KSB.

The following table sets forth certain information regarding stock options held as of January 31, 2007, by the executive officers named in the summary compensation table above.
Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)	(#)	($)
J. Steward Asbury III	166,667	833,333	(1)	$0.30	7/31/2011	—	—	—	—
Clayton Woodrum	500,000	—		$0.30	7/31/2009	—	—	—	—

(1) The options vest in equal monthly installments over a remaining 30-month period.

Director Compensation

On September 14, 2006, our Board approved a compensation plan for each non-employee director of the Board of Directors. The plan provides that each non-employee director be granted options to acquire 250,000 shares of common stock upon joining the Board; 130,000 options vest upon joining the Board, the balance of 120,000 shares vest in eight equal quarterly installments over a two year period. The exercise price is 85% of the closing bid price of common stock on the grant date.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Sidney L. Anderson(2)	—	$480,000	$227,487	$253,000	$960,487
Iain Drummond	—	—	$9,840	—	9,840
William H. Moothart	—	—	$9,840	—	9,840
Gregory A. Nihon	—	—	$9,840	—	9,840
Kerry Stirton	—	—	$9,840	—	9,840

(1)
The dollar amount stated for stock awards and option awards reflect the expense recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007, in accordance with SFAS 123(R). The assumptions utilized in the calculation of the amounts stated for stock option awards are set forth in Note 9 to the Company’s consolidated financial statements included in this Form 10-KSB.

(2)
The Company has entered into a consulting agreement with Mr. Anderson pursuant to which he has been engaged to serve as Chairman of the Board of Directors, Executive Director and as a consultant. Mr. Anderson is paid a consulting fee of $8,000 per month under this agreement. Upon entering into the agreement, the Company granted Mr. Anderson 2,000,000 shares of common stock and options to acquire 2,000,000 shares of common stock and paid him $205,000 as a reimbursement for certain expenses incurred by his consulting company.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On August 7, 2006, the Company entered into the following employment and consulting agreements:

Asbury Employment Agreement. Mr. Asbury has been retained as the Chief Executive Officer of CDC for a three-year term at a salary of $215,000 per year. In addition, he will be paid a $3,000 monthly housing allowance during his first six months of employment and a $1,000 per month auto allowance for the three-year term. In addition, he was granted options to purchase 1,000,000 shares of our common stock at a price of $0.30 per share, which options vest in equal monthly installments over the three-year term. In the event we terminate Mr. Asbury’s employment “without cause,” he will be entitled to receive the greater of $60,000 or the balance of his salary for the remainder of the term and all unvested options will vest immediately.

Woodrum Consulting Agreement. Mr. Woodrum has been engaged as a consultant to serve as the Chief Financial Officer of the Company for a term of one year at a salary of $8,000 per month. In addition, he was granted a fully-vested option to purchase 500,000 shares of our common stock at a price of $0.30 per share. This consulting agreement is terminable upon 30 days notice by either party.

Anderson Consulting Agreement. Mr. Anderson has been engaged as our Chairman of the Board of Directors, Executive Director, and consultant for compensation of $8,000 per month. Pursuant to this agreement, the Company paid Mr. Anderson $205,000 for reimbursement of expenses of his consulting company incurred in connection with the transactions relating to the acquisition of CDC. In addition, Mr. Anderson was granted (i) 2,000,000 shares of our common stock and (ii) fully-vested options to purchase 2,000,000 shares of our common stock at a price of $0.30 per share. Mr. Anderson is not to receive any other compensation for services as a director of the Company. If Mr. Anderson participates in locating future acquisitions which are completed by the Company, he is entitled under the agreement to receive 2.5% of the total consideration paid by the Company in such transaction, which consideration will be payable in stock or cash at the Company’s election. The consulting agreement provides that even if Mr. Anderson is no longer serving as a Director, he will remain as a consultant at the foregoing rate of pay until July 2008.

2006 Equity Incentive Plan

Our Board of Directors has adopted, and our stockholders have approved, the 2006 Equity Incentive Plan for our officers, directors and consultants. A summary of the terms of the plan is set forth below.

The plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, “Awards”) to key employees, directors and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the success, and enhance the value, of the Company by linking the personal interests of participating employees, directors and consultants to those of the Company’s stockholders and by providing such employees, directors, and consultants with an incentive for outstanding performance. The plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of participating employees and consultants upon whose judgment, interest and special efforts the Company is largely dependent for the successful conduct of its operations. The Plan is administered by the Compensation Committee of the Board of Directors of the Company (the “Committee”).

Subject to adjustments, no more than 10,000,000 shares of common stock may be issued in the aggregate under the plan. If Awards are granted under the plan and subsequently expire or are forfeited to the Company, the shares of common stock underlying those awards will be available for reissuance. As of January 31, 2007, options to purchase 5,600,000 shares of common stock have been granted under the plan.

Plan participants may receive options to purchase shares of common stock for an exercise price fixed on the date of the grant. The exercise price may not be less than 85% of the fair market value of the common stock on the date of the grant. Grants of option rights under the plan may be incentive stock options or non-qualified stock options. An incentive stock option is an option that is intended to qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code. A plan participant may pay the exercise price of an option in cash, by check, or by the transfer of shares of unrestricted common stock owned for a period of time acceptable to the plan committee and having a value at the time of exercise equal to the exercise price, by any other consideration the plan committee may deem appropriate, or by a combination thereof. The Committee shall determine the vesting schedule and requirements for continuous service associated with each grant of options and may provide for earlier vesting under specified circumstances. The vesting or exercise of option rights may be subject to the optionee or the Company achieving management objectives. No options shall be exercisable more than 10 years after the date of grant.

The plan permits the grant of three types of stock appreciation rights (SARs): Affiliated SARs, Freestanding SARs, Tandem SARs, or any combination thereof. An Affiliated SAR is an SAR that is granted in connection with a related option and which will be deemed to automatically be exercised simultaneously with the exercise of the related option. A Freestanding SAR is an SAR that is granted independently of any options. A Tandem SAR is an SAR that is granted in connection with a related option, the exercise of which requires a forfeiture of the right to purchase a share under the related option (and when a share is purchased under the option, the SAR is similarly cancelled). The Committee has complete discretion to determine the number of SARs granted to any optionee or recipient and the terms and conditions pertaining to such SARs. However, the grant price must be at least equal to the fair market value of a share of the Company’s common stock on the date of grant in the case of a Freestanding SAR and equal to the option price of the related option in the case of an Affiliated or Tandem SAR.

The plan permits the grant of restricted stock awards which are restricted common stock bonuses that vest in accordance with terms established by the Committee. The Committee may impose restrictions and conditions on the shares, including, without limitation, restrictions based upon the achievement of specific performance goals (Company-wide, divisional and/or individual), and/or restrictions under applicable federal or state securities laws. The Committee may accelerate the time at which any restrictions lapse, and/or remove any restrictions.

The plan permits the grant of performance unit and performance share awards which are bonuses credited to an account established for the recipient and payable in cash, common stock, or a combination thereof. Each performance unit has an initial value that is established by the Committee at the time of its grant. Each performance share has an initial value equal to the fair market value of a share of the Company’s common stock on the date of its grant. The number and/or value of performance unit/shares that will be paid out to recipients will depend upon the extent to which performance goals established by the Committee are satisfied. After a performance unit/share award has vested, the recipient will be entitled to receive a payout of the number of performance unit/shares earned by the recipient, to be determined as a function of the extent to which the corresponding performance goals have been achieved. The Committee also may waive the achievement of any performance goals for such performance unit/share. Subject to the applicable award agreement, performance units/shares awarded to recipients will be forfeited to the Company upon the earlier of the recipient’s termination of employment or the date set forth in the award agreement.

No Awards may be granted under the plan after September 13, 2016.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of April 30, 2007, Chatsworth had 31,250,000 shares of its common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 30, 2007, by (i) each person known by us to own beneficially 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and officers as a group:

Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Sidney L. Anderson (2)	5,000,000	15.0%
William H. Moothart (3)	246,923	*
Iain Drummond (3)	170,000	*
Gregory A. Nihon (3)	170,000	*
Kerry Stirton (3)	170,000	*
J. Stewart Asbury III (4)	483,334	1.5%
Clayton E. Woodrum (5)	680,000	2.1%
Francis Mailhot (6)	1,759,430	5.5%
Caramat Ltd. (7)	3,000,000	9.3%
Vision Opportunity Master Fund Ltd. (8)	11,600,000	37.1%
Ashcrete Research & Development, LLC (9)	1,800,000	5.7%
Nite Capital (10)	1,800,000	5.7%
All officers and directors (7 persons) (11)	6,870,257	19.7%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 20710 Lassen Street, Chatsworth, CA 91311. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of April 30, 2007 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated.

(2)	Includes 1,000,000 shares owned by Sidney L. Anderson Company, LLC, a company owned by Mr. Anderson, and 2,000,000 shares underlying options exercisable at $0.30 per share.

(3)	Includes 170,000 shares underlying options exercisable at $0.65 per share.

(4)	Includes 50,000 shares underlying warrants exercisable at $0.30 per share and 333,334 shares underlying options.

(5)	Includes 500,000 shares underlying options exercisable at $0.30 per share and 60,000 shares underlying warrants exercisable at $0.30 per share.

(6)
Owner’s address is 1, Place Ville Marie, Bureau 2821, Montreal, Canada H3B 4R4. Includes 500,000 shares held by Euro Catalysts Capital Markets Inc and 275,000 shares held by Les Services Financiers. Also, includes 400,000 shares underlying warrants issued to Euro Catalysts Capital Markets Inc. exercisable at $0.30 per share and 500,000 shares underlying warrants issued to Francis Mailhot, exercisable at $0.30 per share.

(7)
Owner’s address is P.O. Box N-1808, Eastern Road, Nassau, Bahamas. Includes 1,000,000 shares underlying warrants exercisable at $0.30 per share. The natural person with voting and investment power for the stockholder is James Moir.

(8)
Owner’s address is 20 West 55th Street, 5th Floor, New York, NY 10019. Excludes 5,800,000 shares underlying warrants exercisable at $0.30 per share because such stockholder may not exercise the warrant to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by it to exceed 9.9% of the outstanding shares of the common stock following such exercise. However, even though Vision Opportunity Master Fund, Ltd. may not receive additional shares of our common stock in the event that the 9.9% limitation is ever reached, Vision Opportunity Master Fund, Ltd. would have the right to acquire additional shares in the future should its ownership subsequently become less than 9.9%. Vision Opportunity Master Fund, Ltd. has the right at any time to sell any shares purchased under the purchase agreement, which would allow it to avoid the 9.9% limitation.

(9)	Owner’s address is 3215 East 73rd Place, Tulsa, Oklahoma 74136. The natural person with voting and investment decision power for Ashcrete Research and Development, LLC is Thomas Scriminger.

(10)
Owner’s address is 100 East Cook Ave., Suite 201, Libertyville, Illinois 60048. Includes 600,000 shares underlying warrants exercisable at $0.30 per share. Keith Goodman, Manager and Partner of Nite Capital, has voting power and investment control over the securities held by Nite Capital. Mr. Goodman disclaims beneficial ownership of these securities.

(11)	Includes an aggregate of 3,573,334 shares underlying options and warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of January 31, 2007, concerning outstanding stock options and rights to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders(1)	5,600,000	$0.39	4,400,000
Equity compensation plans not approved by stockholders	—	—	—
Total	5,600,000	$0.39	4,400,000

(1)	Consists of the Company’s 2006 Equity Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon the closing of the Company’s purchase of CDC in August 2006, the Company entered into a consulting agreement with Sidney L. Anderson, Chairman of our Board of Directors. Pursuant to the consulting agreement, the Company paid Mr. Anderson $205,000 related to his activities prior to closing. Approximately $150,000 was to reimburse his actual expenses incurred during the period from September 2005 thru July 2006, including travel expenses, due diligence expenses, accounting fees, legal fees and commitment fees. The balance of $55,000 was paid as compensation for services rendered from March 2006 thru August 7, 2006, related to due diligence, preparation of information required to solicit an investment banker, assembling the management team to assume operations of CDC post-acquisition, assembling the investor group required to acquire CDC, acquisition of the shell used to acquire CDC, structuring the transaction to acquire CDC, and orchestrating the acquisition and post-takeover of CDC. Pursuant to the consulting agreement, Mr. Anderson also received (i) 2,000,000 shares of our common stock and (ii) an option to purchase 2,000,000 shares of common stock at a price of $0.30 per share.

Sidney L. Anderson Company, LLC (“SLACO”), a consulting company owned by Mr. Anderson, received 1,000,000 shares of our common stock as part of the 1,700,000 shares of our common stock provided to Chatsworth Acquisition Group, a group which introduced SLACO to Chatsworth Data Corporation. CAG consisted of SLACO, Mr. William Walker, Jr., Mr. Robert S. Anselmo and Mr. Raymond T. Bennett.

William H. Moothart, one of our directors, was a former stockholder of CDC. In connection with our purchase of all of the outstanding shares of common stock of CDC from CDC’s stockholders on August 7, 2006, Mr. Moothart received (i) $1,230,768 in cash, (ii) a promissory note in the principal amount of $615,384, (iii) 76,923 shares of our common stock, and (iv) $61,538 in cash as a tax reimbursement payment. The promissory note bears interest at 6.54% per annum, which interest is payable quarterly on the first day of the calendar month immediately following the end of a calendar quarter. Fifty percent of the principal is due on August 6, 2008, and the remaining principal balance is due August 6, 2009. We accrued interest totaling $20,288 with respect to such note during our fiscal year ended January 31, 2007.

Director Independence

Our Board of Directors has established an Audit Committee and Compensation Committee. The Board of Directors has determined that Greg Nihon, Iain Drummond and Kerry Stirton, who each currently serve as the members of the Audit Committee and Compensation Committee, are “independent directors” under the Rule 10a-3(b)(1) of the Securities Exchange Act of 1934, as amended.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation(1)

3.2	Amendment to Articles of Incorporation as filed on November 29, 2006(5)

3.3	Restated Bylaws(2)

4.1	Form of Investor Warrant(2)

4.2	Form of Consultant Warrant(2)

Exhibit Number	Description
10.1	Form of Common Stock and Warrant Purchase Agreement by and between the Company and investors dated July 31, 2006.(2)

10.2	Form of Investor Rights Agreement by and between the Company and investors dated July 31, 2006(2)

10.3*	Employment Agreement by and between the Company and J. Stewart Asbury III dated July 31, 2006(2)

10.4*	Consulting Agreement by and between the Company and Sidney Anderson dated July 31, 2006(2)

10.5	Form of Promissory Note issued to CDC stockholders(2)

10.6*	Consulting Agreement by and between the Company and Clayton Woodrum(2)

10.7	Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC(2)

10.8	Agreement dated July 31, 2006, between the Company and Euro Catalysts Capital Markets(2)

10.9	Consulting Agreement dated July 31, 2006, between the Company and Cypress Advisors, LLC(2)

10.10*	2006 Equity Incentive Plan(3)

10.11*	Non-Employee Director Compensation Plan(3)

10.12	Form of Director and Officer Indemnification Agreement(3)

10.13	Sublease agreement dated August 10, 2005, between Accunex, Inc. and Chatsworth Data Corporation(5)

10.14	International Joint Marketing and Sales Agreement effective November 1, 2006, between Chatsworth Data Corporation and Pearson Assessments, a division of Pearson NCS, Inc.(5)

10.15	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A.(4)

10.16	Promissory Note dated December 1, 2006, of Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A.(4)

21.1	List of Subsidiaries

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed March 12, 2004.

(2)	Incorporated by reference to Registrant’s Report on Form 8-K dated August 11, 2006.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed October 19, 2006.

(4)	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended October 31, 2006.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed February 24, 2007.

*	Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A., our independent auditors, for professional services rendered for the fiscal years ended January 31, 2007 and January 31, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees(1)	$200,853	$23,580
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	56,523	—
Total Fees	$257,376	$23,580

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements during the fiscal years ended January 31, 2007 and 2006, respectively.

(2)	This category consists of fees billed for professional services rendered in connection with the review of certain registration statement and current report regulatory filings.

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. Prior to September 2006, the board of Directors did not have an Audit Committee. Accordingly, none of the fees shown above were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH DATA SOLUTIONS, INC.
(Registrant)

Date: May 15, 2007	By:	/s/ J. Stewart Asbury III
J. Stewart Asbury III, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Stewart Asbury III J. Stewart Asbury III	President, Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2007

/s/ Clayton E. Woodrum Clayton E. Woodrum	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2007

/s/ Sidney L. Anderson Sidney L. Anderson	Chairman of the Board and Executive Director	May 15, 2007

/s/ Iain Drummond Iain Drummond	Director	May 15, 2007

/s/ William H. Moothart William H. Moothart	Director	May 15, 2007

/s/ Gregory A. Nihon Gregory A. Nihon	Director	May 15, 2007

/s/ Kerry Stirton Kerry Stirton	Director	May 15, 2007

Index to Financial Statements

CHATSWORTH DATA SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Consolidated balance sheet (Successor) as of January 31, 2007	F-3

Consolidated statements of operations for the period August 1, 2006 through January 31, 2007 (Successor), the period January 1, 2006 through July 31, 2006 (Predecessor), and the year ended December 31, 2005 (Predecessor)
F-4

Consolidated statements of changes in stockholders’ equity for the period August 1, 2006 through January 31, 2007 (Successor)	F-5

Statement of changes in stockholders’ equity for the period January 1, 2006 through July 31, 2006 (Predecessor), and year ended December 31, 2005 (Predecessor)	F-6

Consolidated statements of cash flows for the period August 1, 2006 through January 31, 2007 (Successor), the period January 1, 2006 through July 31, 2006 (Predecessor), and year ended December 31, 2005 (Predecessor)
F-7

Notes to consolidated financial statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chatsworth Data Solutions, Inc. (formerly Adera Mines Limited)

We have audited the accompanying consolidated balance sheet of Chatsworth Data Solutions, Inc. and subsidiary (formerly Adera Mines Limited, Sucessor) as of January 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows (Successor) for the period August 1, 2006 through January 31, 2007. We have also audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows of Chatsworth Data Corporation (Predecessor) for the period January 1, 2006 through July 31, 2006, and for the year ended December 31, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chatsworth Data Solutions, Inc. and subsidiary (formerly Adera Mines Limited) at January 31, 2007, and the consolidated results of their operations and their cash flows for the period August 1, 2006 through January 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period January 1, 2006 through July 31, 2006, and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
April 23, 2007

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

CONSOLIDATED BALANCE SHEET (Successor)

January 31, 2007

ASSETS
Current Assets
Cash	$341,676
Accounts receivable, less allowance for doubtful accounts of $22,978	647,786
Inventories	1,072,208
Deferred tax assets, current	362,433
Prepaid expenses	80,585

Total current assets	2,504,688

Property and equipment, net	279,190
Goodwill	3,926,643
Intangible assets, net	2,634,680
Other assets	41,671

Total assets	$9,386,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$332,890
Accrued liabilities	759,514
Accrued registration payment penalty	383,000
Current portion of notes payable	1,000,000

Total current liabilities	2,475,404

Notes payable, long term	1,000,000
Deferred tax liability, long term	913,988

Total liabilities	4,389,392

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding	312
Additional paid-in capital	6,278,564
Accumulated deficit	(1,281,396)

Total stockholders' equity	4,997,480

Total liabilities and stockholders' equity	$9,386,872

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the period August 1, 2006 through January 31, 2007,
the period January 1, 2006 through July 31, 2006,
and the year ended December 31, 2005

	Successor	Predecessor
	For the period August 1, 2006 through January 31, 2007	For the period January 1, 2006 through July 31, 2006	Year ended December 31, 2005
Net sales	$4,314,310	$4,953,120	$5,561,583
Cost of sales	2,570,909	3,747,105	4,381,685
Gross profit	1,743,401	1,206,015	1,179,898

Operating expenses:
General and administrative	2,673,154	605,358	595,723
Depreciation	22,866	13,747	23,543
Amortization of intangible assets	497,520	-	-

Income (loss) from operations	(1,450,139)	586,910	560,632

Other income (expense)
Interest expense	(65,938)	-	-
Interest income	19,137	11,515	15,199
Registration payment penalty	(383,000)	-	-
Rental income	-	-	29,432
Gain on sale of land and building	-	-	2,934,331
Miscellaneous	-	-	366
Other income (expense), net	(429,801)	11,515	2,979,328

Income (loss) before income taxes	(1,879,940)	598,425	3,539,960
Income taxes (benefit)	(696,000)	-	54,561

Net income (loss)	$(1,183,940)	$598,425	$3,485,399

Net loss per share - basic and diluted	$(0.06)

Weighted average shares outstanding	18,539,541

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the period August 1, 2006 through January 31, 2007

Successor

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Successor
Balance, August 1, 2006	5,831,570	$58	$91,609	$(97,456)	$(5,789)

Cancellation of common stock	(2,331,570)	(23)	23	-	-

Issuance of common stock to investors, net of financing costs	22,000,000	220	4,789,952	-	4,790,172

Issuance of common stock for acquisition	250,000	2	59,998	-	60,000

Issuance of common stock for services related to acquisition	3,500,000	35	479,965	-	480,000

Fair value of warrant issued for services related to acquisition	-	-	37,080	-	37,080

Issuance of common stock for services	2,000,000	20	479,980	-	480,000

Fair value of vested options	-	-	339,957	-	339,957

Net loss	-	-	-	(1,183,940)	(1,183,940)

Balance, January 31, 2007	31,250,000	$312	$6,278,564	$(1,281,396)	$4,997,480

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the year ended December 31, 2005 and for the period January 1, 2006 through July 31, 2006

Predecessor

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Predecessor
Balance, January 1, 2005	780	$780	$2,313,095	$(528,011)	$1,785,864

Net income	-	-	-	3,485,399	3,485,399

Distributions to shareholders	-	-	-	(3,134,393)	(3,134,393)

Balance, December 31, 2005	780	780	2,313,095	(177,005)	2,136,870

Net income	-	-	-	598,425	598,425

Distributions to shareholders	-	-	-	(1,300,000)	(1,300,000)

Balance, July 31, 2006	780	$780	$2,313,095	$(878,580)	$1,435,295

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period August 1, 2006 through January 31, 2007,
the period January 1, 2006 through July 31, 2006,
and the year ended December 31, 2005

	Successor	Predecessor
	For the period August 1, 2006 through January 31, 2007	For the period January 1, 2006 through July 31, 2006	Year ended December 31, 2005
Cash Flows from Operating Activities
Net income (loss) for the period	$(1,183,940)	$598,425	$3,485,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	520,386	13,747	23,543
Gain on sale of land and building	-	-	(2,934,331)
Issuance of common stock for services	480,000	-	-
Fair value of vested options	339,957	-	-
Income tax benefit	(696,000)	-	-
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	460,250	(380,141)	(240,151)
Inventories	123,203	(246,144)	(133,917)
Deposits	-	-	(21,996)
Prepaid expenses	(74,188)	28,203	8,849
Other assets	(19,675)	-	-
Accounts payable	(292,908)	296,537	127,593
Accrued liabilities	(209,588)	22,766	2,993
Accrued registration payment penalty	383,000	-	-
Income taxes payable	-	(53,500)	46,025
Customer deposits	-	601,756	3,637
Net cash provided by (used in) operating activities	(169,503)	881,649	367,644
Cash Flows from Investing Activities
Purchase of property and equipment	(248,232)	(2,419)	(35,030)
Proceeds from sale of land and building	-	-	3,099,595
Acquisition, net of acquired cash	(4,030,761)	-	-
Net cash provided by (used in) investing activities	(4,278,993)	(2,419)	3,064,565
Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,790,172	-	-
Distribution to shareholders	-	(1,300,000)	(3,134,393)
Net cash provided by (used in) financing activities	4,790,172	(1,300,000)	(3,134,393)

Increase (decrease) in cash	341,676	(420,770)	297,816
Cash and cash equivalents, beginning of period	-	859,460	561,644
Cash and cash equivalents , end of period	$341,676	$438,690	$859,460
Supplemental cash flow information
Cash paid for income taxes	$-	$26,325	$-
Cash paid for interest	54,828	-	-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued at fair value for acquisition	$60,000	$-	$-
Common stock issued at fair value for services related to acquisition	480,000	-	-
Warrant issued at fair value for services related to acquisition	37,080	-	-
Notes payable issued for acquisition	2,000,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2007 and for the period August 1, 2006 through January 31, 2007 (Successor), the period January 1, 2006 through July 31, 2006 (Predecessor), and year ended December 31, 2005 (Predecessor)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the “Company”), through its wholly owned subsidiary Chatsworth Data Corporation (“CDC”), manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company's fiscal year-end is January 31.

On August 7, 2006, the Company completed the acquisition of CDC for $7,246,531 including transaction costs. The acquisition was deemed effective August 1, 2006, and was accounted for as purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition (see Note 2).

Basis of presentation

The following provides a description of the basis of presentation for all periods presented.

Successor-Represents the consolidated financial position of the Company and its wholly owned subsidiary as of January 31, 2007, and the consolidated results of operations and cash flows of the Company and its wholly owned subsidiary for the period August 1, 2006 through January 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor-Represents the stockholders’ equity, results of operations, and cash flows of Chatsworth Data Corporation for the period January 1, 2006 through July 31, 2006 and for the year ended December 31, 2005.

Revenue recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company's product or delivery of the product to the destination specified by the customer.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.

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

Impairment of long-lived assets

The Company periodically reviews the carrying value of its property and equipment and its intangible assets with finite lives, to test whether current events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting the Company's average cost of capital.

Goodwill and other intangible assets

Goodwill and other intangible assets are related to the Company's acquisition of CDC in August 2006. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology. In addition to amortization, intangible assets are tested at least annually for impairment.

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and it is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized since the CDC acquisition.

Shipping and handling fees and costs

Shipping and handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales. Shipping and handling costs are charged to expenses as incurred. Total shipping and handling costs of $3,598 for the period August 1, 2006 through January 31, 2007, $4,567 for the period January 1, 2006 through July 31, 2006, and $17,828 for the year ended December 31, 2005, are included in costs of goods sold for the respective periods.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Prior to August 1, 2006, CDC had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for income taxes are included in the financial statements for the period January 1, 2006 through July 31, 2006 or the year ended December 31, 2005, other than minimum state income taxes.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payables, and accrued liabilities approximate fair values due to the short-term nature of the instruments. The carrying value of notes payable approximates fair value based on the effective interest rates compared to current market rates.

Comprehensive loss

For the period August 1, 2006 through January 31, 2007, the Company had no items that represent other comprehensive income or loss. For the period January 1, 2006 through July 31, 2006 and the year ended December 31, 2005, CDC had no items that represent other comprehensive income or loss.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

The Company maintains cash balances at two banks. At January 31, 2007 the Company had $162,711 on deposit that exceeded federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially sound and, accordingly, minimal credit risk exists.

For the period August 1, 2006 through January 31, 2007 the Company had one customer which accounted for approximately 36% of total sales. There were no other customers that accounted for over 10% of total sales, and there was no amount due from this customer at January 31, 2007. At January 31, 2007, three customers accounted for 17%, 12%, and 11%, respectively, of total accounts receivable. For the period January 1, 2006 through July 31, 2006, CDC had two customers which accounted for approximately 23% and 21%, respectively, of its total sales. For the year ended December 31, 2005, CDC had two customers, which accounted for approximately 13% and 10%, respectively, of total sales.

For the period August 1, 2006 through January 31, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (15%) and Europe (14%), which accounted for approximately 33% of total sales. For the period January 1, 2006 through July 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia (12%) and Europe (8%), which accounted for approximately 28% of total sales. For the year ended December 31, 2005, CDC had foreign revenue, comprised mostly of sales from Asia (18%) and Europe (14%), which accounted for approximately 42% of total sales.

Basic and diluted net income (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted loss per share does not consider such dilution as its effect would be anti-dilutive.

At January 31, 2007, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2007
Options to purchase common stock	5,600,000
Warrants to purchase common stock	12,103,000

For the period August 1, 2006 through January 31, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the period January 1, 2006 through July 31, 2006 and during the year ended December 31, 2005. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2006 had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006. At January 31, 2007, the Company has accrued an estimated penalty (see Note 8).

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

NOTE 2 - ACQUISITION OF CHATSWORTH DATA CORPORATION (Predecessor)

On August 7, 2006, the Company acquired 100 percent of the common stock of Chatsworth Data Corporation (CDC, Predecessor). The acquisition was effective August 1, 2006. CDC manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The outstanding shares of CDC were acquired by the Company in exchange for (i) $4,000,000 cash, (ii) promissory notes of $2,000,000 (iii) 250,000 shares of the Company's common stock valued at $60,000, and (iv) an obligation to reimburse the sellers for certain taxes which amounted to $200,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations. As such, the results of CDC's operations have been included in the consolidated financial statements since August 1, 2006. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase Price
Cash consideration	$4,000,000
Notes payable issued	2,000,000
Value of 250,000 shares issued at close	60,000
Obligation for tax reimbursement	200,000
Cash paid for services related to acquisition	469,451
Fair value of 2,000,000 shares issued for services related to acquisition	480,000
Fair value of 103,000 warrants issued for services related to acquisition	37,080
Total	$7,246,531

Purchase price allocation
Current assets, including cash of $438,690	$2,748,481
Property and equipment	74,694
Goodwill	3,926,643
Other intangible assets	3,132,200
Current liabilities	(1,387,932)
Deferred tax liability	(1,247,555)
Total purchase price	$7,246,531

Of the $3,132,200 of acquired limited life intangible assets, $2,764,500 was assigned to customer relations with an estimated life of 3 years and $367,700 was assigned to proprietary technology with an estimated life of 5 years. Allocation to intangibles and goodwill may change based on final valuation analysis.

In preparing the valuation, the Company consulted with independent valuation experts. The valuations were based on the following assumptions:

The value of customer relationships was based on a three year useful life. The forecasted gross revenues and anticipated earnings before income tax margins for CDC were provided by the Company. The Company prepared a forecast that reflected the anticipated revenues from each of the current customers of CDC over a five year period. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present value using a discount rate of 25.5%, and a 37.5% corporate tax rate.

The value of proprietary technology was determined to be the cost savings of proprietary technology the Company receives by not having to pay a licensing fee from a third party to utilize a similar platform.

Goodwill represents the excess of the purchase price of CDC over the fair value of the identifiable assets acquired and liabilities assumed.

The following unaudited pro forma operating data shown below presents the results of operations for the year ended January 31, 2007 and 2006, as if the acquisition of CDC had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	For the Year Ended January 31,	For the Year Ended January 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$8,958,619	$5,655,541
Net Income (loss)	$(1,299,177)	$1,091,232
Net Income (loss) per share-basic and diluted	$(0.04)	$0.03

NOTE 3 - INVENTORIES

Inventories consist of the following:

January 31, 2007
Raw materials	$604,470
Work in process	273,303
Finished goods	194,435
$1,072,208

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

January 31, 2007
Leasehold improvements	$43,909
Machinery and equipment	32,225
Computer equipment	188,266
Furniture and fixtures	37,854

302,254
Less accumulated depreciation	(23,064)
$279,190

Depreciation expense for the period August 1, 2006 through January 31, 2007, the period January 1, 2006 through July 31, 2006 and the year ended December 31, 2005 was $22,866, $13,747 and $23,543, respectively.

On August 17, 2005, CDC sold its land and building, a 29,000 square foot structure located on 1.3 acres of land in Chatsworth, California (the Property), to an unrelated third party for $3,292,800. The book value of the Property at August 17, 2005 was $168,111 and costs of sale were $190,358, resulting in a gain of $2,934,331. Also on the same date, CDC entered into a sublease agreement to lease approximately 14,500 square feet of the Property from an unrelated third party who leased the entire Property from the new owner. The sublease calls for minimum lease payments of $9,996 per month, or $119,952 per year, and expires in August 2008.

CDC determined it relinquished substantially all of the use of the Property and retained only a minor portion of such use because the present value of rental for the leaseback represented less than 10 percent of the fair value of the Property when sold. Accordingly, the gain on the sale portion of the transaction was recognized in its entirety. The lease portion of the transaction was classified as an operating lease.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; and the results of testing for recoverability of a significant asset group.

As a result of the acquisition of CDC, intangible assets having finite lives consist of the following:

January 31, 2007
Customer Relations	$2,764,500
Propriety Technology	367,700
3,132,200
Less accumulated amortization	(497,520)
$2,634,680

Amortization of intangible assets was $497,520 for the period August 1, 2006 through January 31, 2007. There was no amortization for the period January 1, 2006 through July 31, 2006 and year ending December 31, 2005.

Amortization expense is estimated to be for the year ended January 31:

2008	$995,040
2009	995,040
2010	534,290
2011	73,540
2012	36,770

NOTE 6 - NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. Interest is at LIBOR plus 1% per annum (6.54% at January 31, 2007); $1,000,000 is due August 6, 2007, and $1,000,000 is due August 6, 2008. Included in the notes payable is a promissory note of $615,384 issued to William Moothart of which $307,692 is due on August 6, 2007 and $307,692 is due on August 6, 2008. Mr. Moothart serves as a director of this Company.

January 31,
2007
Total notes payable	$2,000,000
Less current portion	(1,000,000)
Long-term portion	$1,000,000

On December 1, 2006, CDC entered into a credit agreement with a financial institution. The credit agreement allows the Company to borrow the lesser of $3 million or the Company’s borrowing base, based on specific percentages of accounts receivable and inventory, as determined by the financial institution. The outstanding advances under the credit agreement bear interest of an annual rate equal to the prime rate plus a margin initially set at 0.50%. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. The Company has guaranteed the obligations of CDC under the credit agreement. As of January 31, 2007, there were no funds advanced to CDC under the credit agreement.

NOTE 7 - INCOME TAXES

The components of the consolidated income tax benefit are as follow:

January 31,
2007
Federal:
Current	$-
Deferred	639,000
State:
Current	-
Deferred	57,000

Total	$696,000

Significant components of the Company's deferred income tax liability at January 31, 2007:

January 31,
2007
Deferred tax assets:
Net operating loss carry forward	$257,792
Deferred taxes due to change from Sub S to C corporation	80,000
Inventory	24,641
Share-based compensation	135,405
Total deferred tax assets	497,838
Deferred tax liability:
Intangible assets	(1,049,393)

Net deferred income tax liability	$(551,555)

The deferred tax is presented on the accompanying balance sheet as $362,433 deferred tax assets, current, and $913,988 deferred tax liability, long term.

Reconciliation of the effective income tax rate to the U.S. statutory rate for the six-month period ended January 31, 2007 is as follows:

Tax expense at the U.S. statutory income tax rate	34.0%
State tax net of federal tax benefit	5.8%
Net effect of change from Sub S to C corporation	5.3%
Registration payment penalty	(9.2%)
Other	1.1%
Effective income tax benefit rate	37.0%

NOTE 8 - CAPITAL STOCK

Preferred Stock

Pursuant to the Company’s certificate of incorporation, as amended, the board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of undesignated preferred stock with a par value of $.00001. The board will also have the authority, without the approval of the stockholders, to fix the designations, powers, preferences, privileges and relative, participating, optional or special rights and the qualifications, limitations or restrictions of any preferred stock issued, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences.

Common Stock

On August 1, 2006, the Company agreed with an individual to provide consulting services and to serve as chairman of the board of directors. As part of the agreement the Company granted the individual 2,000,000 shares of common stock. The shares were valued at $480,000 based on the price of shares of the Company's common stock sold in a contemporaneous private placement and were recorded as compensation expense.

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

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,790,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 9). The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The registration rights agreement requires the payment of liquidated damages to the investors of approximately $1,833 per day (which represents approximately 1% per month of the total proceeds of $5,500,000) until the Registration Statement is declared effective, payable at the option of the Company in either cash or the Company’s common stock. The Company failed to meet these requirements. Accordingly, the Company had accrued an estimate of $383,000, for these potential penalties until the expected effectiveness of the registration statement, which is included in the Successor’s other income (expense) for the period August 1, 2006 through January 31, 2007.

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

On August 1, 2006, the Company agreed with an individual to provide consulting services and to serve as the Company's chief financial officer. As part of the agreement, the Company granted the individual options to purchase 500,000 shares of common stock at $0.30 per share. The options vested immediately, expire July 31, 2009, and were valued at $36,840, the fair values of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense.

On August 1, 2006, the Company entered into an employment agreement with an individual to serve as the Company's chief executive officer. As part of the agreement, the Company granted the individual options to purchase 1,000,000 shares of common stock at a price of $0.30 per share. The options were valued at $102,187, vest over 36 months, and expire July 31, 2011. $17,031 of compensation expense was recorded in the period August 1, 2006 through January 31, 2007 related to fair value of the vested options.

On September 14, 2006, the Company adopted the 2006 Equity Incentive Plan (the Plan) for its officers, directors and consultants. Subject to adjustments, options to purchase no more than 10,000,000 shares of common stock may be issued in the aggregate under the Plan. The options may not be granted for a term in excess of ten years.

On September 14, 2006, the Company granted options to purchase 1,000,000 shares of common stock at a price of $0.65 per share to four non-employee directors. Options to purchase 520,000 shares of common stock vested immediately, expire July 31, 2016, and were valued at $34,112, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 480,000 shares of common stock vest over 24 months, expire July 31, 2016, and were valued at $31,488. The Company recognized $5,248 of compensation expense from the date the options were granted through January 31, 2007 related to fair value of the vested options

On November 13, 2006, the Company granted options to purchase 1,000,000 shares of common stock at $0.40 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire November 12, 2011. The options were valued at $213,500, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $17,792 of compensation expense from the date the options were granted through January 31, 2007 related to the fair value of the vested options.

On December 15, 2006, the Company granted options to purchase 100,000 shares of common stock at $0.65 per share. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire December 14, 2011. The options were valued at $34,694, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $1,447 of compensation expense from the date the options were granted through January 31, 2007 related to the fair value of the vested options.

The fair value of grants issued in the period August 1, 2006 through January 31, 2007 were determined using a Black-Scholes option pricing model with the following assumptions: 4.65% average risk-free interest rate; 50% expected volatility; six year expected term, and 0% dividend yield.

At January 31, 2007, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at February 1, 2006	-	-
Granted	5,600,000	$0.39
Exercised	-	-
Cancelled	-	-

Balance at January 31, 2007	5,600,000	$0.39

Additional information regarding options outstanding as of January 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted		Weighted
Range of	Shares Under	Contractual	Average	Shares Under	Exercise
Exercise Price	Options	life (years)	Exercise Price	Options	Price
$0.30-$0.65	5,600,000	7.06	$0.39	3,354,167	$0.36

The aggregate intrinsic value of the 5,600,000 options outstanding and 3,318,750 options exercisable as of January 31, 2007 was $1,755,000 and $1,119,270, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of January 31, 2007.

A summary of the status of nonvested shares as of January 31, 2007 are as follows:

Shares
Nonvested at February 1, 2006	-
Granted	5,600,000
Vested	(3,354,167)
Nonvested at January 31, 2007	2,245,833

The total value of options issued and vesting over the period August 1, 2006 through January 31, 2007, was $339,957 and has been reflected as compensation cost in the accompanying statement of operations.

The total deferred compensation expense for the outstanding value of unvested stock options was $340,353 as of January 31, 2007, which will be recognized over a weighted average period of 29 months.

Warrants

On August 1, 2006, the Company issued warrants to consultants to purchase up to 1,000,000 shares of its common stock for services in connection with the sale of equity for the acquisition of CDC. Each warrant is exercisable into one share of common stock at $0.30 per share and expires July 31, 2011. The Company did not record value to these warrants as any value assigned would result in an increase and decrease to additional-paid-in-capital in the same amount.

On August 1, 2006, the Company issued a warrant to a consultant to purchase up to 103,000 shares of its common stock for services related to the acquisition of CDC. Each warrant is exercisable into one share of common stock at $0.01 per share and expires July 31, 2011. The warrant became exercisable August 7, 2006, and was valued at its issuance at $ 37,080 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.653%, an expected term of 6 years, and 0% dividend yield. The fair value of the warrant of $37,080 was recorded as part of the consideration for the purchase of CDC.

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

At January 31, 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price
Warrants outstanding at February 1, 2006	-	$-
Warrants granted	12,103,000	0.30
Warrants expired	-	-

Warrants outstanding at January 31, 2007	12,103,000	$0.30

The following table summarizes information about warrants outstanding at January 31, 2007:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-$0.30		$0.30

NOTE 10 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as chairman of the board of directors. For the period August 1, 2006 through January 31, 2007, the Company paid the consultant $48,000, granted 2,000,000 shares of common stock valued at $480,000, and granted options to purchase 2,000,000 shares of common stock valued at $227,487, for services. In addition, during the period August 1, 2006 through January 31, 2007, the Company paid the consultant $205,000 and granted 1,000,000 shares of common stock valued at $240,000 in conjunction with the acquisition of CDC. The individual will serve as chairman of the board until he voluntarily resigns, is removed from the board, or is not re-elected as chairman. While the individual is a director, the Company will pay him a $96,000 annual retainer, payable monthly. In addition, the individual will receive 2.5% of total consideration paid by the Company as compensation for future acquisitions completed the Company in which the individual provides significant assistance. If the individual ceases to be a director, the $8,000 monthly retainer will continue until August 1, 2008.

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as the Company's chief financial officer through July 31, 2007. During the period August 1, 2006 through January 31, 2007, the Company paid the consultant $44,000 and granted options to purchase 500,000 shares of common stock valued at $36,840 for services. In addition, the Company paid a firm in which the consultant is a partner $60,647 for services.

On August 1, 2006, the Company entered into an employment contract with an individual to serve as the Company's chief executive officer through July 31, 2009. During the period August 1, 2006 through January 31, 2007, the Company paid the employee $107,536 salary, $20,000 for expenses, and granted options to purchase 1,000,000 shares valued at $102,187.

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the period January 1, 2006 through July 31, 2006 and year ended December 31, 2005, CDC paid salaries of $368,100 and $638,040, respectively, to the four individuals. For the period January 1, 2006 through July 31, 2006 and year ended December 31, 2005, distributions of $1,300,000 and $3,134,393, respectively, were paid to the same individuals. Effective August 1, 2006, one of the individuals was appointed to the Company’s board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. For the period August 1, 2006 through January 31, 2007, the Company accrued $65,938 of interest on these notes, including $20,288 to the current board member.

During the period August 1, 2006 through January 31, 2007, the Company paid $59,828 to an affiliate of the largest shareholder of the Company for services.

NOTE 11 - COMMITMENTS

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease expires in August 2008. This lease is classified as an operating lease.

The minimum future non-cancelable aggregate lease payments under all operating leases are as follows:

For the year ending January 31,
2008	$134,073
2009	83,211
2010	8,978
2011	6,193
2012	489
Thereafter	-

Rent expense for the period August 1, 2006 through January 31, 2007, the period January 1, 2006 through July 31, 2006 and the year ended December 31, 2005 was $61,475, $79,968 and $39,984, respectively.

NOTE 12 - 401(k) PLAN

CDC sponsors a defined contribution 401(k) plan. Participation is available to substantially all employees who have completed 90 days of service. Employees can contribute a percentage of their salary to the 401(k) plan. CDC’s contributions to the 401(k) Plan are discretionary. Total contributions for the period August 1, 2006 through January 31, 2007, the period January 1, 2006 through July 31, 2006, and the year ended December 31, 2005, were $25,112, $25,627 and $42,179, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In February 2007, the Company entered into an employment agreement with an individual. As part of the employment agreement, the Company granted options to purchase 100,000 shares of common stock at $0.40 per share. Also in February 2007, the Company entered into a consulting agreement with an individual. As part of the consulting agreement, the Company granted options to purchase 250,000 shares of common stock at $0.50 per share.