Form 10QSB
period 2007-04-30
CHATSWORTH DATA SOLUTIONS, INC.
filed 2007-06-13
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-51308
CHATSWORTH DATA SOLUTIONS, INC.
( (Exact name of small business issuer as specified in its charter)

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

As of June 1, 2007, the issuer had 31,250,000 shares of common stock, $0.00001 par value, issued and outstanding:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CHATSWORTH DATA SOLUTIONS, INC.
INDEX TO FORM 10-QSB

		PAGE

PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed consolidated balance sheet as of April 30, 2007 (unaudited) and January 31, 2007	1

	Condensed consolidated statements of operations for the three months ended April 30, 2007 (Successor) and for the three months ended March 31, 2006 (Predecessor) - unaudited	2

	Condensed consolidated statement of changes in stockholders' equity for the three months ended April 30, 2007 - unaudited	3

	Condensed consolidated statements of cash flows for the three months ended April 30, 2007 (Successor) and for the three months ended March 31, 2006 (Predecessor) - unaudited	4

	Notes to condensed consolidated financial statements - unaudited	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	15

Item 3.	Controls and Procedures	21

PART II	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	SIGNATURES	22

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

April 30, 2007 (unaudited) and January 31, 2007

	April 30, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$139,950	$341,676
Accounts receivable, less allowance for doubtful accounts of $25,894 and $22,978	991,058	647,786
Inventories	1,140,067	1,072,208
Deferred tax assets, current	501,310	362,433
Prepaid expenses	56,239	80,585

Total current assets	2,828,624	2,504,688

Property and equipment, net	340,466	279,190
Goodwill	3,926,643	3,926,643
Intangible assets, net	2,385,920	2,634,680
Other assets	44,409	41,671

Total assets	$9,526,062	$9,386,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$895,799	$332,890
Accrued liabilities	594,614	759,514
Accrued registration payment penalty	383,000	383,000
Borrowings under line of credit	200,000	-
Current portion of notes payable	1,000,000	1,000,000

Total current liabilities	3,073,413	2,475,404

Notes payable, long term	1,000,000	1,000,000
Deferred tax liability, long term	791,227	913,988

Total liabilities	4,864,640	4,389,392

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding	312	312
Additional paid-in capital	6,338,249	6,278,564
Accumulated deficit	(1,677,139)	(1,281,396)

Total stockholders' equity	4,661,422	4,997,480

Total liabilities and stockholders' equity	$9,526,062	$9,386,872

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended April 30, 2007 (Successor)
and the three months ended March 31, 2006 (Predecessor)
(unaudited)

	Successor	Predecessor
	For the three months ended April 30, 2007	For the three months ended March 31, 2006

Net sales	$2,218,753	$1,515,896
Cost of sales	1,493,328	1,181,196
Gross profit	725,425	334,700

Operating expenses:
General and administrative	1,074,992	271,366
Depreciation	26,195	4,329
Amortization of intangible assets	248,760	-

Income (loss) from operations	(624,522)	59,005

Other income (expense)
Interest expense	(35,752)	-
Interest income	2,893	4,366
Other income (expense), net	(32,859)	4,366

Income (loss) before income taxes	(657,381)	63,371
Income tax benefit	261,638	-

Net income (loss)	$(395,743)	$63,371

Net loss per share - basic and diluted	$(0.01)

Weighted average shares outstanding	31,250,000

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended April 30, 2007
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Successor
Balance, February 1, 2007	31,250,000	$312	$6,278,564	$(1,281,396)	$4,997,480

Net loss	-	-	-	(395,743)	(395,743)

Fair value of vested options	-	-	59,685	-	59,685

Balance, April 30, 2007	31,250,000	$312	$6,338,249	$(1,677,139)	$4,661,422

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2007 (Successor)
and the three months ended March 31, 2006 (Predecessor)
(unaudited)

	Successor	Predecessor
	For the three months ended April 30, 2007	For the three months ended March 31, 2006
Cash Flows from Operating Activities
Net income (loss) for the period	$(395,743)	$63,371
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	274,955	4,329
Fair value of vested options	59,685
Income tax benefit	(261,638)
Changes in operating assets and liabilities:
Accounts receivable	(343,272)	(86,659)
Inventories	(67,859)	(179,516)
Deposits	(2,738)	-
Prepaid expenses	24,346	(38,114)
Accounts payable	562,909	(25,646)
Accrued liabilities	(164,900)	1,926
Income taxes payable	-	(46,025)
Net cash used in operating activities	(314,255)	(306,334)
Cash Flows from Investing Activities
Purchase of property and equipment	(87,471)	(702)
Net cash used in investing activities	(87,471)	(702)
Cash Flows from Financing Activities
Net borrowings on line of credit	200,000	-
Net cash provided by financing activities	200,000	-

Decrease in cash	(201,726)	(307,036)
Cash and cash equivalents, beginning of period	341,676	859,460
Cash and cash equivalents, end of period	$139,950	$552,424
Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$34,294	-

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended April 30, 2007 (Successor)
and the three months ended March 31, 2006 (Predecessor)
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the Company), through its wholly owned subsidiary Chatsworth Data Corporation (CDC), manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company's fiscal year-end is January 31.

On August 7, 2006, the Company completed the acquisition of CDC for $7,246,531 including transaction costs. The acquisition was deemed effective August 1, 2006, and was accounted for as purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, filed with the SEC on May 16, 2007. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year’s amounts have been reclassified to conform to the current period presentation.

The following provides a description of the basis of presentation for all periods presented.

Successor-Represents the consolidated financial position of the Company and its wholly owned subsidiary as of April 30, 2007, and the condensed consolidated results of operations and cash flows of the Company and its wholly owned subsidiary for the three months February 1, 2007 through April 30, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor-Represents the results of operations and cash flows of Chatsworth Data Corporation for the three months January 1, 2006 through March 31, 2006.

The results of operations for the three months ended April 30, 2007 (Successor) are compared to the three months ended March 31, 2006 (Predecessor), as the Successor has a January 31 fiscal year end and the Predecessor had a December 31 calendar year end.

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

Inventory

The Company uses a gross profit method to estimate cost of sales and inventory for interim periods based on historical results and other factors, such as sales mix and purchasing trends, affecting cost of sales during the reporting period.

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

Major customers

For the three months ended April 30, 2007 the Company had three customers which accounted for 20%, 13%, and 10%, respectively, of total sales. There were no other customers that accounted for over 10% of total sales. At April 30, 2007, one customer accounted for 45% of total accounts receivable. For the three months ended March 31, 2006, CDC had two customers which accounted for approximately 21% and 15%, respectively, of its total sales.

For the three months ended April 30, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (17%) and Europe (16%), which accounted for approximately 34% of total sales. For the three months ended March 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia (15%), which accounted for approximately 16% of total sales.

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

At April 30, 2007, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2007

Options to purchase common stock	6,000,000
Warrants to purchase common stock	12,103,000

For the three months ended April 30, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the three months ended March 31, 2006. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The Company had no share based payments prior to the adoption of SFAS No. 123R, and the initial adoption of this standard had no effect on the Company’s financial statements

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006. At January 31, 2007 and April 30, 2007, the Company had accrued an estimated penalty (see Note 7).

Adoption of New Accounting Policy

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

April 30, 2007

Raw materials	$1,004,326
Work in process	113,791
Finished goods	36,950
Inventory reserve	(15,000)
$1,140,067

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the acquisition of CDC, intangible assets having finite lives consist of the following:

April 30, 2007

Customer Relations	$2,764,500
Propriety Technology	367,700
3,132,200
Less accumulated amortization	(746,280)
$2,385,920

Amortization of intangible assets was $248,760 for the three months ended April 30, 2007. There was no amortization for the three months ended March 31, 2006.

Amortization expense is estimated to be for the twelve months ended April 30:

2008	$995,040
2009	995,040
2010	303,915
2011	73,540
2012	18,385

NOTE 4 - NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. Interest is at 6.54% per annum; $1,000,000 is due August 6, 2007, and $1,000,000 is due August 6, 2008. Included in the notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company of which $307,692 is due on August 6, 2007 and $307,692 is due on August 6, 2008.

April 30, 2007

Total notes payable	$2,000,000
Less current portion	(1,000,000)
Long-term portion	$1,000,000

NOTE 5 - LINE OF CREDIT

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement provides for borrowings of up to $3 million or the maximum available based on specific percentages of accounts receivable and inventory, as determined by the financial institution, whichever is less. At April 30, 2007, $200,000 had been advanced and $789,482 was available to CDC under the credit agreement. The outstanding advances under the credit agreement bear interest at an annual rate equal to the prime rate (8.25 % at April 30, 2007) plus a margin initially set at 0.50%. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants, which commenced with the quarter ended April 30, 2007, specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it is in compliance with all covenants as of April 30, 2007. The Company has guaranteed the obligations of CDC under the credit agreement.

NOTE 6 - INCOME TAXES

The components of the condensed consolidated income tax benefit are as follow:

April 30, 2007

Federal:
Current	$-
Deferred	223,510
State:
Current	-
Deferred	38,128

Total	$261,638

Significant components of the Company's deferred income tax liability at April 30, 2007:

April 30,2007
Deferred tax assets:
Net operating loss carry forward	$396,669
Deferred taxes due to change from Sub S to C corporation	80,000
Inventory	24,641
Share-based compensation	159,160
Total deferred tax assets	660,470
Deferred tax liability:
Intangible assets	(950,387)

Net deferred income tax liability	$(289,917)

The deferred tax is presented on the accompanying balance sheet as $501,310 deferred tax assets, current, and $791,227 deferred tax liability, long term.

Reconciliation of the effective income tax rate to the U.S. statutory rate for the six-month period ended April 30, 2007 is as follows:

Tax expense at the U.S. statutory income tax rate	34.0%
State tax net of federal tax benefit	5.8%
Effective income tax benefit rate	39.8%

NOTE 7 - CAPITAL STOCK

Common Stock

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,790,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 8). The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The registration rights agreement requires the payment of liquidated damages to the investors of approximately $1,833 per day (which represents approximately 1% per month of the total proceeds of $5,500,000) until the Registration Statement is declared effective, payable at the option of the Company in either cash or the Company's common stock. The Company failed to meet these requirements. Accordingly, the Company had accrued an estimate of $383,000 as of January 31, 2007 and April 30, 2007, for these potential penalties until the expected effectiveness of the registration statement.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock Options

On February 21, 2007, the Company entered into an employment agreement with an individual. As part of the agreement, the Company granted options to purchase 100,000 shares of common stock at $0.40 per share. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire February 20, 2012. The options were valued at $38,223, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $3,185 of compensation expense from the date the options were granted through April 30, 2007 related to the fair value of the vested options.

On March 16, 2007, the Company granted options to an employee to purchase 50,000 shares of common stock at $0.40 per share. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire March 15, 2012. The options were valued at $10,675, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $445 of compensation expense from the date the options were granted through April 30, 2007 related to the fair value of the vested options.

On February 21, 2007, the Company agreed with an individual to provide consulting services. As part of the agreement the Company granted the individual options to purchase 250,000 shares of common stock at $0.50 per share. The options vest equally over a twelve month period and expire on February 20, 2012. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is remeasured at each reporting date based on market price until vested. For the three months ended April 30, 2007 we recorded $10,239 of compensation expense related to non-employee stock options.

The fair value of grants issued in the three months ended April 30, 2007 were determined using a Black-Scholes option pricing model with the following assumptions: 4.65% average risk-free interest rate; 50% expected volatility; five to six year expected term, and 0% dividend yield.

At April 30, 2007, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at February 1, 2007	5,600,000	$.39
Granted	400,000.46
Exercised	-	-
Cancelled	-	-

Balance at April 30, 2007	6,000,000	$.39

Additional information regarding options outstanding as of April 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Under Options	Weighted Average Remaining Contractual life (years)	Weighted Average Exercise Price	Shares Under Options	Weighted Exercise Price

$.30-$.65	6,000,000	6.68	$0.39	3,687,083	$0.37

The aggregate intrinsic value of the 6,000,000 options outstanding and 3,687,083 options exercisable as of April 30, 2007 was $815,000 and $571,875, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of April 30, 2007.

A summary of the status of nonvested shares as of April 30, 2007 are as follows:

Shares

Nonvested at February 1, 2007	2,245,833
Granted	400,000
Vested	(332,916)
Nonvested at April 30, 2007	2,312,917

The total value of options issued and vesting over the three months ended April 30, 2007, was $59,685 and has been reflected as compensation cost in the accompanying statement of operations.

The total future compensation expense for the outstanding value of unvested stock options was $416,772 as of April 30, 2007, which will be recognized over a weighted average period of 33 months.

Warrants

At April 30, 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2007	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at April 30, 2007	12,103,000	$0.30

The following table summarizes information about warrants outstanding at April 30, 2007:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-$0.30		$0.30

NOTE 9 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as chairman of the board of directors and the Company’s chief financial officer. During the three months ended April 30, 2007, the Company paid each individual $24,000. In addition, the Company paid a firm in which one of the consultants is a partner $5,411 for services.

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the three months ended March 31, 2006, CDC paid salaries of $159,510 to the four individuals. Effective August 1, 2006, one of the individuals was appointed to the Company’s board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. For the three months ended April 30, 2007, the Company accrued $32,252 of interest on these notes, including $9,924 to the current board member.

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

The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Cash consideration	$4,000,000
Notes payable issued	2,000,000
Value of 250,000 shares issued at close	60,000
Obligation for tax reimbursement	200,000
Cash paid for services related to acquisition	469,451
Fair value of 2,000,000 shares issued for services related to acquisition	480,000
Fair value of 103,000 warrants issued for services related to acquisition	37,080
Total	$7,246,531

Purchase price allocation
Current assets, including cash of $438,690	$2,748,534
Property and equipment	74,694
Intangible assets	3,132,200
Goodwill	3,926,643
Current liabilities	(1,387,932)
Deferred tax liability	(1,247,555)
Total purchase price	$7,246,531

Of the $3,132,200 of acquired intangible assets, $2,764,500 was assigned to customer relations with an estimated life of 3 years and $367,700 was assigned to proprietary technology with an estimated life of 5 years.

Results of operations - For the Three Months Ended April 30, 2007 (Successor) compared to the three months ended March 31, 2006 (Predecessor)

Net sales revenue totaled $2,218,753 for the three months ended April 30, 2007, compared to $1,515,896 for the three months ended March 31, 2006. Net sales for the three months ended March 31, 2006 were attributable to CDC (Predecessor) prior to its acquisition by the Company on August 7, 2006. The following table sets forth net sales revenue by vertical market for the respective periods indicated below for the Successor and Predecessor.

	Successor	Predecessor
	Three months ended
	April 30, 2007	March 31, 2006

Gaming	$832,307	$682,883

Education	4,999	-

Voting	468,832	224,592

Medical	81,595	68,207

Others	43,123	4,903

Total optical mark readers	1,430,856	980,585

Impact recorders/indicators	787,897	440,423

Cable Testing	-	94,888

Total	$2,218,753	$1,515,896

Cost of sales totaled $1,493,328 for the three months ended April 30, 2007, compared to $1,181,196 for the three months ended March 31, 2006. The cost of sales for the three months ended March 31, 2006 pertained to the revenues generated by the Predecessor from the acquisition of CDC. Gross margin percentage was 33% for the three months ended April 30, 2007, compared to 22% for the three months ended March 31, 2006. The increased gross margin percentage was in part due to an increase in the volume of business which allowed the Company to spread its indirect manufacturing overhead over a larger volume of sales.

General and administrative (G&A) expenses totaled $1,078,392 for the three months ended April 30, 2007, as compared to $271,366 for the three months ended March 31, 2006. Included in G&A for this quarter were accounting and legal fees totaling $151,233 incurred in connection with the audit of the Company and the registration of our common stock with the Securities and Exchange Commission. During this quarter, we also spent increased amounts on advertising and public relations, increasing from $0 in the March 31, 2006 quarter to $23,448 in the quarter ended April 30, 2007. We also increased the amount spent for insurance from $19,253 to $45,992. Our contribution to our 401(k) plan increased from $0 in the March 31, 2006 quarter to $12,423 in the quarter ended April 30, 2007. Travel increased from $0 in the quarter ended March 31, 2006 to $74,420 in the quarter ended April 30, 2007. Our expense for consulting and outside services increased from $31,186 to $236,941 as a result of the cost of trade shows, expenses of attending a conference of one our resellers held in Cairo, the expenses of updating our product materials and marketing and sales materials. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $59,685 related to stock options.

The Company recorded a deferred tax benefit of $261,638 for the three months ended April 30, 2007. Our effective tax rate was estimated to be 40%.

The net loss for the three months ended April 30, 2007 was $359,743 compared to net income of $63,371 for the three months ended March 31, 2006 attributable to our Predecessor.

Liquidity and Capital Resources

As shown in the financial statements for the three months ended April 30, 2007, the Company had cash of $139,950 compared to $341,676 as of January 31, 2007. The Company used $314,254 of cash in operating activities for the three months ended April 30, 2007 compared to $306,334 of cash used in operating activities for the three months ended March 31, 2006. We expect to fund our operations and capital expenditures from internally generated funds and from the use of our revolving credit line. We believe that our cash flow from operations and available credit line will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

At April 30, 2007, $200,000 was owed under CDC’s revolving credit agreement with a financial institution. Under this credit agreement, CDC may borrow the lesser of $3 million or its borrowing base, which is based on specific percentages of accounts receivable and inventory, as determined by the financial institution. The outstanding advances under the credit agreement bear interest of an annual rate equal to the prime rate (8.25% at April 30, 2007) plus a margin initially set at 0.50%. Interest is payable in arrears on a monthly basis. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. The Company has guaranteed the obligations of CDC under the credit agreement.

The credit agreement, among other things, restricts CDC’s ability to (i) incur additional indebtedness, (ii) create or incur liens, (iii) enter into or assume certain leases, (iv) guarantee the indebtedness of any other person, (v) enter into any merger, consolidation or similar transaction or sell all or substantially all of its assets, or (vi) incur any ownership change. The credit agreement also requires CDC to maintain a minimum Fixed Charge Coverage Ratio and limits CDC’s maximum ratio of Funded Debt to EBITDA, each as defined in the credit agreement. At April 30, 2007, CDC has determined that it was in compliance with all the covenants of the credit agreement.

We owe $2,000,000 million to the CDC sellers; $1,000,000 million is payable August 6, 2007 (one year from the closing of the CDC purchase) and $1,000,000 million is payable August 6, 2008 (two years from the closing). Interest is payable quarterly. Interest accrued for this quarter was $32,969. We believe cash flow from operations and available credit line will be sufficient to repay the note.

On August 17, 2005, Chatsworth Data Corp. entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease calls for minimum lease payments of $10,296 per month through August 31, 2007, and $10,605 per month thereafter until it expires in August 2008.

On March 13, 2007, the Company entered an arrangement to lease approximately 1,270 square feet of office space from an unrelated third party beginning May 1, 2007. The lease expires April 30, 2010. Both leases are classified as operating leases.

The future minimum non-cancelable rental payments under all operating leases are as follows:

2008	$165,383
2009	81,781
2010	39,103
2011	4,402
2012	-
Thereafter	-

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

Inventory

The Company uses a gross profit method to estimate cost of sales and inventory for interim periods based on historical results and other factors, such as sales mix and purchasing trends, affecting cost of sales during the reporting period.

Intangible assets

Intangible assets and goodwill are related to the Company's acquisition of CDC in August 2006. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology. In addition to amortization, intangible assets are tested at least annually for impairment.

Stock-based compensation

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The Company had no share based payments prior to the adoption of SFAS No. 123R, and the initial adoption of this standard had no effect on the Company’s financial statements

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Adoption of New Accounting Policy

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial statements and related disclosures.

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

Not applicable.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: June 12, 2007	/s/ J. Stewart Asbury III
J. Stewart Asbury III Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.