Form 10QSB
period 2007-07-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2007-09-19
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2007

or

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

As of September 1, 2007, the issuer had 31,250,000 shares of common stock, $0.0001 par value, issued and outstanding:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CHATSWORTH DATA SOLUTIONS, INC.

INDEX TO FORM 10-QSB

		PAGE

PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed consolidated balance sheets as of July 31, 2007 (unaudited) and January 31, 2007	1

	Condensed consolidated statements of operations for the three and six months ended July 31, 2007 (Successor) and for the three and six months ended June 30, 2006 (Predecessor) - unaudited	2

	Condensed consolidated statement of changes in stockholders' equity for the six months ended July 31, 2007 - unaudited	3

	Condensed consolidated statements of cash flows for the six months ended July 31, 2007 (Successor) and for the six months ended June 30, 2006 (Predecessor) - unaudited	4

	Notes to condensed consolidated financial statements - unaudited	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	14

Item 3.	Controls and Procedures	19

PART II	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	SIGNATURES	22

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2007 (unaudited) and January 31, 2007

	July 31, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$260,325	$341,676
Accounts receivable, less allowance for doubtful accounts of $25,084 and $22,978	1,138,154	647,786
Inventories	1,424,011	1,072,208
Deferred tax assets, current	626,549	362,433
Prepaid expenses	69,880	80,585

Total current assets	3,518,919	2,504,688

Property and equipment, net	398,674	279,190
Goodwill	3,926,643	3,926,643
Intangible assets, net	2,137,160	2,634,680
Other assets	33,801	41,671

Total assets	$10,015,197	$9,386,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,083,569	$332,890
Accrued liabilities	346,583	759,514
Accrued registration payment penalty	493,000	383,000
Borrowings under line of credit	1,077,593	-
Current portion of notes payable	1,000,000	1,000,000

Total current liabilities	4,000,745	2,475,404

Notes payable, long term	1,000,000	1,000,000
Deferred tax liability, long term	665,566	913,988

Total liabilities	5,666,311	4,389,392

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding	312	312
Additional paid-in capital	6,405,216	6,278,564
Accumulated deficit	(2,056,642)	(1,281,396)

Total stockholders' equity	4,348,886	4,997,480

Total liabilities and stockholders' equity	$10,015,197	$9,386,872

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended July 31, 2007 (Successor)
and the three and six months ended June 30, 2006 (Predecessor)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended July 31, 2007	For the three months ended June 30, 2006	For the six months ended July 31, 2007	For the six months ended June 30, 2006

Net sales	$2,142,320	$2,511,406	$4,361,073	$4,027,302
Cost of sales	1,221,607	1,901,500	2,714,935	3,082,696
Gross profit	920,713	609,906	1,646,138	944,606

Operating expenses:
General and administrative	1,114,740	195,482	2,189,633	466,848
Depreciation	31,472	7,975	57,667	12,304
Amortization of intangible assets	248,760	-	497,520	-

Income (loss) from operations	(474,259)	406,449	(1,098,682)	465,454

Other income (expense)
Interest expense	(46,178)	-	(81,930)	-
Interest income	34	4,872	2,828	9,238
Registration penalty	(110,000)	-	(110,000)	-
Other income (expense), net	(156,144)	4,872	(189,102)	9,238

Income (loss) before income taxes	(630,403)	411,321	(1,287,784)	474,692
Income tax (benefit) expense	(250,900)	7,120	(512,538)	7,120

Net income (loss)	$(379,503)	$404,201	(775,246)	467,572

Net loss per share - basic and diluted	$(0.01)		$(0.02)

Weighted average shares outstanding-basic and diluted	31,250,000		31,250,000

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended July 31, 2007
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Successor
Balance, February 1, 2007	31,250,000	$312	$6,278,564	$(1,281,396)	$4,997,480

Net loss	-	-	-	(775,246)	(775,246)

Fair value of vested options	-	-	126,652	-	126,652

Balance, July 31, 2007	31,250,000	$312	$6,405,216	$(2,056,642)	$4,348,886

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2007 (Successor)
and the six months ended June 30, 2006 (Predecessor)
(unaudited)

	Successor	Predecessor
	For the six months ended July 31, 2007	For the six months ended June 30, 2006
Cash Flows from Operating Activities
Net income (loss) for the period	$(775,246)	$467,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	555,187	12,304
Fair value of vested options	126,652	-
Income tax benefit	(512,538)	-
Changes in operating assets and liabilities:
Accounts receivable	(490,368)	(417,626)
Inventories	(351,803)	(185,223)
Other assets	7,869	-
Prepaid expenses	10,705	(7,426)
Accounts payable	750,679	159,838
Accrued liabilities	(412,931)	28,303
Accrued registration penalty payment	110,000	-
Income taxes payable	-	(46,025)
Customer deposits	-	413,278
Net cash used in operating activities	(981,794)	424,995

Cash Flows from Investing Activities
Purchase of property and equipment	(177,150)	(1,880)
Net cash used in investing activities	(177,150)	(1,880)

Cash Flows from Financing Activities
Net borrowings on line of credit	1,077,593	-
Distributions to shareholder	-	(300,000)
Net cash provided by financing activities	1,077,593	(300,000)

Decrease in cash	(81,351)	123,115
Cash and cash equivalents, beginning of period	341,676	859,460
Cash and cash equivalents , end of period	$260,325	$982,575
Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$77,940	$-

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2007 and for the three and six months ended July 31, 2007 (Successor)
and the three and six months ended June 30, 2006 (Predecessor)
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, filed with the SEC on May 16, 2007. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year’s amounts have been reclassified to conform to the current period presentation.

The following provides a description of the basis of presentation for all periods presented.

Successor-Represents the consolidated financial position of the Company and its wholly owned subsidiary as of July 31, 2007, and the condensed consolidated results of operations and cash flows of the Company and its wholly owned subsidiary for the period February 1, 2007 through July 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor-Represents the results of operations and cash flows of Chatsworth Data Corporation for the period January 1, 2006 through June 30, 2006.

The Company's fiscal year end is January 31. The Predecessor's year end was December 31. As a result, this Form 10-QSB includes comparative financial statements for the three and six month periods ended June 30, 2006, which are the periods of the Predecessor that are most nearly comparable to the three and six month periods ended July 31, 2007 of the Successor. The business of the Predecessor and Successor is similar and there are no seasonal factors that affect the comparability of information presented. The Company did not recast the financial statements for the three-month and six-month periods ended June 30, 2006 because the financial reporting process in place at the time with the Predecessor included certain procedures that were completed only on a quarterly basis for the quarters ended March 31, 2006 and June 30, 2006. The Company reviewed the operations during the related periods and believes the results would be materially the same and not having the transitional amount does not effect the readers understanding of the operations or financial position of the Company. Consequently, to recast that period would have been impractical and would not have been cost-justified.

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

Major customers

For the three and six months ended July 31, 2007 the Company had two customers which accounted for approximately 10% and 12%, respectively, of total sales. There were no other customers that accounted for over 10% of total sales. At July 31, 2007, two customers accounted for 27% and 10%, respectively, of total accounts receivable. For the three and six months ended June 30, 2006, CDC had two customers which accounted for approximately 12% and 17%, respectively, of its total sales.

For the three and six months ended July 31, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (16%) and Europe (12%), which accounted for approximately 28% of total sales. For the three and six months ended June 30, 2006, CDC had foreign revenue, comprised mostly of sales from Asia, which accounted for approximately 17% of total sales.

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

At July 31, 2007, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2007

Options to purchase common stock	6,200,000
Warrants to purchase common stock	12,103,000

For the three and six months ended July 31, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the three and six months ended June 30, 2006. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Effective February 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R), the Company had no share-based payments.

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

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006. At January 31, 2007 and July 31, 2007, the Company has accrued an estimated penalty (see Note 6).

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

	July 31, 2007	January 31, 2007
	(unaudited)

Raw materials	$962,186	$604,470
Work in process	249,200	273,303
Finished goods	212,625	194,435
	$1,424,011	$1,072,208

NOTE 3 - NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. Interest is at LIBOR plus 1% per annum (6.54% at July 31, 2007); $1,000,000 was originally due August 6, 2007, and $1,000,000 was originally due August 6, 2008. On July 31, 2007, the notes were amended with respect to the timing and amounts of principal payments to be made. Under the terms of the notes as amended, an aggregate of $250,000 of principal was paid August 6, 2007, $250,000 of principal is due December 31, 2007, $500,000 of principal is due March 31, 2008, and the remaining $1,000,000 of principal is due and payable on August 6, 2008.

Included in the notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company of which $76,923 was paid August 6, 2007, $76,923 is due December 31, 2007, $153,846 is due March 31, 2008, and $307,692 is due on August 6, 2008.

July 31,
2007

Total notes payable	$2,000,000
Less current portion	(1,000,000)
Long-term portion	$1,000,000

NOTE 4 - LINE OF CREDIT

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement provides for borrowings of up to $3 million or the maximum available based on specific percentages of accounts receivable and inventory, as determined by the financial institution, whichever is less. At July 31, 2007, $1,077,593 had been advanced and $387,883 was available to CDC under the credit agreement. The outstanding advances under the credit agreement bear interest at an annual rate equal to the prime rate (8.25 % at July 31, 2007) plus a margin initially set at 0.50%. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it was not in compliance with all covenants as of July 31, 2007 and is currently negotiating a waiver of certain covenants with the lender. The Company has guaranteed the obligations of CDC under the credit agreement.

NOTE 5 - INCOME TAXES

The provision for consolidated income tax benefit consists of the following:

For the six months ended July 31, 2007

Federal:
Current	$-
Deferred	437,847
State:
Current	-
Deferred	79,691

Total	$517,538

Significant components of the Company's deferred income tax liability consists of the following:

	July 31,	January 31,
	2007	2007
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$521,908	$257,792
Deferred taxes due to change from Sub S to C corporation	80,000	80,000
Inventory	24,641	24,641
Share-based compensation	185,814	135,405
Total deferred tax assets	812,363	497,838
Deferred tax liability:
Intangible assets	(851,380)	(1,049,393)

Net deferred income tax liability	$(39,017)	$(551,555)

The deferred tax is presented on the accompanying balance sheet at July 31, 2007 as $626,549 deferred tax assets, current, and $665,566 deferred tax liability, long term.

Reconciliation of the effective income tax rate to the U.S. statutory rate for the three and six-month period ended July 31, 2007 is as follows:

Tax expense at the U.S. statutory income tax rate	34.0%
State tax net of federal tax benefit	5.8%
Effective income tax benefit rate	39.8%

NOTE 6 - CAPITAL STOCK

Common Stock

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,790,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 7). The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The registration rights agreement requires the payment of liquidated damages to the investors of approximately $1,833 per day (which represents approximately 1% per month of the total proceeds of $5,500,000) until the Registration Statement is declared effective, payable at the option of the Company in either cash or the Company's common stock. The Company failed to meet these requirements. Accordingly, the Company had accrued an estimate of $493,000, for these potential penalties until the expected effectiveness of the registration statement.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options

During February 2007 and March 2007, the Company granted options to purchase a total of 150,000 shares of common stock at $0.40 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire in 2012. The options were valued at $48,898, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $9,175 of compensation expense from the date the options were granted through July 31, 2007 related to the fair value of the vested options.

During May 2007 and June 2007, the Company granted options to purchase a total of 200,000 shares of common stock at $0.35 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire May 24, 2012. The options were valued at $46,312, the fair value of the stock on the date granted determined using a Black-Scholes pricing model. The Company recognized $2,423 of compensation expense from the date the options were granted through July 31, 2007 related to the fair value of the vested options.

On February 21, 2007, the Company agreed with an individual to provide consulting services. As part of the agreement the Company granted the individual options to purchase 250,000 shares of common stock at $0.50 per share. The options vest equally over a twelve month period and expire on February 20, 2012. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is remeasured at each reporting date based on market price until vested. For the six months ended July 31, 2007 the Company recorded $25,557 of compensation expense related to non-employee stock options.

The fair value of grants issued in the three and six months ended July 31, 2007 were determined using a Black-Scholes option pricing model with the following assumptions: 4.65% to 5.02% average risk-free interest rate; 50% expected volatility; five year expected term, and 0% dividend yield.

At July 31, 2007, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at February 1, 2007	5,600,000	$.39
Granted	600,000.43
Exercised	-	-
Cancelled	-	-

Balance at July 31, 2007	6,200,000	$.39

Additional information regarding options outstanding as of July 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$.30-$.65	6,200,000	6.38	$0.39	4,059,583	$0.38

The aggregate intrinsic value of the 6,200,000 options outstanding and 4,059,583 options exercisable as of July 31, 2007 was $845,000 and $604,479, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of July 31, 2007.

A summary of the status of nonvested shares as of July 31, 2007 are as follows:

Shares

Nonvested at February 1, 2007	2,245,833
Granted	600,000
Vested	(705,416)
Nonvested at July 31, 2007	2,140,417

The total value of options issued and vesting over the three and six months ended July 31, 2007, was $66,971 and $126,656, respectively, and has been reflected as compensation cost in the accompanying statement of operations.

The total unamortized compensation expense for the outstanding value of unvested stock options was $371,279 as of July 31, 2007, which will be recognized over a weighted average period of 33 months.

Warrants

At July 31, 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2007	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at July 31, 2007	12,103,000	$0.30

The following table summarizes information about warrants outstanding at July 31, 2007: Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$ 0.30	July 31, 2011	$ 0.30
1,000,000	$ 0.30	July 31, 2011	$ 0.30
103,000	$ 0.01	July 31, 2011	$ 0.01

12,103,000	$ 0.01-$0.30		$ 0.30

NOTE 8 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as chairman of the board of directors and the Company's chief financial officer. During the three and six months ended July 31, 2007, the Company paid each individual $24,000 and $48,000, respectively. In addition, during the three and six months ended July 31, 2007, the Company paid a firm in which one of the consultants is a partner $2,257 and $7,668 for services.

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the three months and six months ended June 30, 2006, CDC paid salaries of $147,240 and $294,480 to the four individuals. Effective August 1, 2006, one of the individuals was appointed to the Company's board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. During the three and six months ended July 31, 2007, the Company accrued $32,610 and $64,862, respectively, of interest on these notes, including $10,034 and $19,958, respectively, to the current board member.

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

Company Overview

Chatsworth Data Solutions was incorporated in the State of Nevada on December 30, 2003 and until August 2006 was an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. In August 2006, we purchased all of the outstanding shares of an operating data transfer business, Chatsworth Data Corporation (CDC).

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

Acquisition

On August 7, 2006, the Company acquired 100 percent of the common stock of Chatsworth Data Corporation (CDC). The acquisition was effective August 1, 2006. CDC manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As such, the results of CDC’s operations have been included in the consolidated financial statements since August 1, 2006.

The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Cash consideration	$4,000,000
Notes payable issued	2,000,000
Value of 250,000 shares issued at close	60,000
Obligation for tax reimbursement	200,000
Cash paid for services related to acquisition	469,451
Fair value of 2,000,000 shares issued for services related to acquisition	480,000
Fair value of 103,000 warrants issued for services related to acquisition	37,080
Total	$7,246,531

Purchase price allocation
Current assets, including cash of $438,690	$2,748,534
Property and equipment	74,694
Intangible assets	3,132,200
Goodwill	3,926,643
Current liabilities	(1,387,985)
Deferred tax liability	(1,247,555)
Total purchase price	$7,246,531

Of the $3,132,200 of acquired intangible assets, $2,764,500 was assigned to customer relations with an estimated life of 3 years and $367,700 was assigned to proprietary technology with an estimated life of 5 years. Allocation to goodwill may change slightly based on final valuation analysis.

Results of operations - For the three and six months ended July 31, 2007 (Successor) compared to the three and six months ended June 30, 2006 (Predecessor)

The Company's year end is January 31. The Predecessor's year end was December 31. As a result, this Form 10-QSB includes comparative financial statements for the three and six month periods ended June 30, 2006, which are the periods of the Predecessor that are most nearly comparable to the three and six month periods ended July 31, 2007 of the Successor. The business of the Predecessor and Successor is similar and there are no seasonal factors that affect the comparability of information presented. The Company did not recast the financial statements for the three-month and six-month periods ended June 30, 2006 because the financial reporting process in place at the time with the Predecessor included certain procedures that were completed only on a quarterly basis for the quarters ended March 31, 2006 and June 30, 2006. The Company reviewed the operations during the related periods and believes the results would be materially the same and not having the transitional amount does not effect the readers understanding of the operations or financial position of the Company. Consequently, to recast that period would have been impractical and would not have been cost-justified.

Sales revenue totaled $2,142,320 and $4,361,073 for the three and six months ended July 31, 2007, compared to $2,511,406 and $4,027,302 for the three and six months ended June 30, 2006. Sales for the three months ended June 30, 2006 were attributable to the Predecessor prior to the acquisition of CDC on August 7, 2006. Following is a table indicating the sales for the respective periods of the Successor and Predecessor.

	Successor	Predecessor
Sales-three months ended	July 31, 2007	June 30, 2006

Gaming	$1,546,263	$2,107,083
Education	266,404	140,315
Voting	483,203	447,772
Medical	145,956	143,665
Others	124,251	0
Total Optical Mark Readers	2,566,077	2,838,835

Impact recorders/indicators	1,605,671	1,075,682
Cable Testing	189,325	112,785

Total	$4,361,073	$4,027,302

Cost of sales totaled $1,221,607 and $2,714,935 for the three and six months ended July 31, 2007, compared to $1,901,500 and $3,082,696 for the three and six months ended June 30, 2006. The cost of sales for the three months ended June 30, 2006 pertained to the revenues generated by the Predecessor from the acquisition of CDC. Gross margin percentage was 42% and 38% for the three and six months ended July 31, 2007, compared to 24% and 23% for the three and six months ended June 30, 2006. The increased gross margin percentage was in part due to the ability to spread fixed manufacturing costs over a larger base and reduced engineering costs.

General and administrative (G&A) expenses totaled $1,114,740 and $2,189,633 for the three and six months ended July 31, 2007, as compared to $195,482 and $466,848 for the three and six months ended June 30, 2006. Included in G&A for this quarter were accounting and legal fees totaling $191,388 incurred in connection with the audit of the Company and the registration of our common stock with the Securities and Exchange Commission. During this quarter, we also spent increased amounts on advertising and public relations, increased amounts for insurance, and increased amounts for travel expense. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $66,971 related to stock options.

The Company recorded a deferred tax benefit of $250,900 and $512,538 for the three and six months ended July 31, 2007, respectively. Our effective tax rate was estimated to be 39.8%.

The net loss for the three and six months ended July 31, 2007 was $379,503 and $775,246 compared to net income of $404,201 and $467,572 for the three and six months ended June 30, 2006 attributable to our Predecessor.

Liquidity and Capital Resources

As shown in the financial statements as of July 31, 2007, the Company had cash on hand of $260,325 compared to $341,676 as of January 31, 2007. The Company used $981,794 of cash in operating activities for the six months ended July 31, 2007 compared to $424,994 of cash provided by operating activities for the six months ended June 30, 2006. We expect to fund our operations and capital expenditures from internally generated funds and from the use of our revolving credit line. We believe that our existing cash balances and available credit line will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

We owe $2,000,000 to the CDC sellers; $1,000,000 was originally payable August 6, 2007 (one year from the closing of the CDC purchase) and $1,000,000 was originally payable August 6, 2008 (two years from the closing). On July 31, 2007 the terms of the notes were amended with respect to the timing and amounts of principal payments to be made. Under the terms of the notes as amended, an aggregate of $250,000 of principal was paid August 6, 2007, $250,000 of principal is due and payable on December 31, 2007, $500,000 of principal is due and payable on March 31, 2008 and the remaining $1,000,000 of principal is due and payable on August 6, 2008. Interest is payable quarterly. Interest accrued for this quarter was $11,109. We believe cash flow from operations will be sufficient to repay the note.

We also owe $1,077,593 under a credit agreement with a financial institution. Under this agreement, the Company may borrow the lesser of $3 million or the Company's borrowing base, based on specific percentages of accounts receivable and inventory, as determined by the financial institution. The outstanding advances under the credit agreement bear interest of an annual rate equal to the prime rate plus a margin initially set at 0.50%. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. CDC determined it was not compliance with all covenants as of July 31, 2007 and is currently negotiating a waiver of certain covenants with the lender. The Company has guaranteed the obligations of CDC under the credit agreement. If CDC and Company are unable to negotiate such waivers, CDC would be in dafault under the revolving credit agreement and the lender could demand immediate payment of the outstanding balance of the line of credit. In such event, the Company may be forced  to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

Both leases are classified as operating leases.

The future minimum non-cancelable rental payments under all operating leases are as follows:

2008	$166,310
2009	49,966
2010	30,730
2011	2,935

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

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no impairment loss recognized in 2006 and 2007 to date.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2005 had the Company recognized stock-based compensation in accordance with SFAS No. 123.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory, and is guaranteed by the Company. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guarantees, transactions with affiliates, or changes in control. CDC determined it was not in compliance with all covenants as of July 31, 2007 and is currently negotiating a waiver of compliance with those covenants with the lender. There can be no assurance that the Company will be successful in receiving the requested waivers. If CDC and the Company are unable to negotiate such waivers, CDC would be in default under the revolving credit agreement and the lender could demand immediate payment of the outstanding balance of the line of credit, wich was approximately $1.0 million at July 31, 2007. In such event, the Company may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: September 19, 2007	/s/ J. Stewart Asbury III
J. Stewart Asbury III Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.