Form 10KSB/A
period 2007-01-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2007-10-23
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

	Explanatory Note	1
PART II
Item 7.	Financial Statements	1
Item 8A.	Controls and Procedures	1
PART III
	Index to Financial Statements	F-1
	Signatures	III-1
	Exhibit Index

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB of Chatsworth Data Solutions, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2007 (the “Original Filing”).

The Company is filing this Amendment No. 1 to (i) amend Item 7 of the Original Filing to separately report the audited transition period of January 1, 2006 through January 31, 2006 resulting from the different year end used by the Company from that of its predecessor and (ii) amend Item 8A of the Original Filing to revise the disclosure thereunder. The information contained in this Amendment No. 1 amends Items 7 and 8A of our Original Filing in their entirety. Pursuant to the rules of the SEC, the Company is also including currently dated certificates as Exhibit 31.1, 31.2, 32.1 and 32.2. Except for the foregoing amended information, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained in the Original Filing to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART II

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto, and the report of our independent auditors, are set forth at the end of this report commencing at page F-1.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

1

Index to Financial Statements

CHATSWORTH DATA SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Report of independent registered public accounting firm	F-3

Consolidated balance sheet (Successor) as of January 31, 2007	F-4

Consolidated statements of operations for the period August 1, 2006 through January 31, 2007 (Successor), the period February 1, 2006 through July 31, 2006 (Predecessor), the period January 1, 2006 through January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)
F-5

Consolidated statements of changes in stockholders’ equity for the period August 1, 2006 through January 31, 2007 (Successor)	F-6

Statement of changes in stockholders’ equity for the preiod February 1, 2006 through July 31, 2006 (Predecessor), the preiod January 1, 2006 through January 31, 2006 (predecessor), and the year ended December 31, 2005 (predecessor)
F-7

Consolidated statements of cash flows for the period August 1, 2006 through January 31, 2007 (Successor), the period February 1, 2006 through July 31, 2006 (Predecessor), the period January 1, 2006 through January 31, 2006 (Predecessor) and year ended December 31, 2005 (Predecessor)
F-8

Notes to consolidated financial statements	F-9

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

We have audited the accompanying statements of operations and cash flows of Chatsworth Data Corporation (Predecessor) for the one month period January 1, 2006 through January 31, 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows for the month January 1, 2006 through January 31, 2006, for Chatsworth Data Corporation (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
August 31, 2007

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

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the period August 1, 2006 through January 31, 2007,
the period February 1, 2006 through July 31, 2006,
the period January 1, 2006 through January 31, 2006
and the year ended December 31, 2005

	Successor	Predecessor
	For the period August 1, 2006 through January 31, 2007	For the period February 1, 2006 through July 31, 2006	For the period January 1, 2006 through January 31, 2006	Year ended December 31, 2005

Net sales	$4,314,310	$4,641,005	$312,115	$5,561,583
Cost of sales	2,570,909	3,493,833	239,525	4,381,685
Gross profit	1,743,401	1,147,172	72,590	1,179,898

Operating expenses:
General and administrative	2,673,154	423,028	176,913	595,723
Depreciation	22,866	12,304	1,443	23,543
Amortization of intangible assets	497,520	-	-	-

Income (loss) from operations	(1,450,139)	711,840	(105,766)	560,632

Other income (expense)
Interest expense	(65,938)	-		-
Interest income	19,137	9,964	1,551	15,199
Registration payment penalty	(383,000)	-	-	-
Rental income	-	-	-	29,432
Gain on sale of land and building	-	-	-	2,934,331
Miscellaneous	-	-	-	366
Other income (expense), net	(429,801)	9,964	1,551	2,979,328

Income (loss) before income taxes	(1,879,940)	721,804	(104,215)	3,539,960
Income taxes (benefit)	(696,000)	19,164	-	54,561
Net income (loss)	$(1,183,940)	$702,640	$(104,215)	$3,485,399

Net loss per share - basic and diluted	$(0.06)

Weighted average shares outstanding	18,539,541

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

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the year ended December 31, 2005, for the period January 1, 2006 through January 31, 2006, and the period February 1, 2006
through July 31, 2006

Predecessor

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Predecessor
Balance, January 1, 2005	780	$780	$2,313,095	$(528,011)	$1,785,864

Net income	-	-	-	3,485,399	3,485,399

Distributions to shareholders	-	-	-	(3,134,393)	(3,134,393)

Balance, December 31, 2005	780	780	2,313,095	(177,005)	2,136,870

Net loss	-	-	-	(104,215)	(104,215)

Balance, January 31, 2006	780	780	2,313,095	(281,220)	2,032,655

Net income	-	-	-	702,640	702,640

Distributions to shareholders	-	-	-	(1,300,000)	(1,300,000)
Balance, July 31, 2006	780	$780	$2,313,095	$(878,580)	$1,435,295

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period August 1, 2006 through January 31, 2007,
the period February 1, 2006 through July 31, 2006,
the period January 1, 2006 through January 31, 2006
and the year ended December 31, 2005

	Successor	Predecessor
	For the period August 1, 2006 through January 31, 2007	For the period February 1, 2006 though July 31, 2006	For the period January 1, 2006 through January 31, 2006	Year ended December 31, 2005
Cash Flows from Operating Activities
Net income (loss) for the period	$(1,183,940)	$702,640	$(104,215)	$3,485,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	520,386	12,304	1,443	23,543
Gain on sale of land and building	-	-	-	(2,934,331)
Issuance of common stock for services	480,000	-	-	-
Fair value of vested options	339,957	-	-	-
Income tax benefit	(696,000)	-	-	-
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	460,250	(621,749)	241,608	(240,151)
Inventories	123,203	(111,984)	(134,160)	(133,917)
Deposits	-	-	-	(21,996)
Prepaid expenses	(74,188)	24,294	3,910	8,849
Other assets	(19,675)	-	-	-
Accounts payable	(292,908)	357,281	(60,744)	127,593
Accrued liabilities	(209,588)	19,690	3,075	2,993
Accrued registration payment penalty	383,000	-	-	-
Income taxes payable	-	(53,500)	-	46,025
Customer deposits	-	622,650	(20,894)	3,637
Net cash provided by (used in) operating activities	(169,503)	951,626	(69,977)	367,644
Cash Flows from Investing Activities
Purchase of property and equipment	(248,232)	(1,717)	(702)	(35,030)
Proceeds from sale of land and building	-	-	-	3,099,595
Acquisition, net of acquired cash	(4,030,761)	-	-	-
Net cash provided by (used in) investing activities	(4,278,993)	(1,717)	(702)	3,064,565
Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,790,172	-	-	-
Distribution to shareholders	-	(1,300,000)	-	(3,134,393)
Net cash provided by (used in) financing activities	4,790,172	(1,300,000)	-	(3,134,393)

Increase (decrease) in cash	341,676	(350,091)	(70,679)	297,816
Cash and cash equivalents, beginning of period	-	788,781	859,460	561,644
Cash and cash equivalents , end of period	$341,676	438,690	$788,781	$859,460
Supplemental cash flow information
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest	54,828	-	-	-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued at fair value for acquisition	$60,000	$-	$-	$-
Common stock issued at fair value for services related to acquisition	480,000	-	-	-
Warrant issued at fair value for services related to acquisition	37,080	-	-	-
Notes payable issued for acquisition	2,000,000	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.
(Formerly Adera Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2007 and for the period August 1, 2006 through
January 31, 2007 (Successor), the period February 1, 2006 through
July 31, 2006 (Predecessor), the period January 1, 2006 through
January 31, 2006 and year ended December 31, 2005 (Predecessor)

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

Predecessor-Represents the stockholders’ equity, results of operations, and cash flows of Chatsworth Data Corporation for the period February 1, 2006 through July 31, 2006, the period January 1, 2006 through January 31, 2006 and for the year ended December 31, 2005.

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

Shipping and handling fees and costs

Shipping and handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales. Shipping and handling costs are charged to expenses as incurred. Total shipping and handling costs of $3,598 for the period August 1, 2006 through January 31, 2007, $4,567 for the period February 1, 2006 through July 31, 2006, $0 for the period January 1, 2006 through January 31, 2006, and $17,828 for the year ended December 31, 2005, are included in costs of goods sold for the respective periods.

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

For the period August 1, 2006 through January 31, 2007 the Company had one customer which accounted for approximately 36% of total sales. There were no other customers that accounted for over 10% of total sales, and there was no amount due from this customer at January 31, 2007. At January 31, 2007, three customers accounted for 17%, 12%, and 11%, respectively, of total accounts receivable. For the period February 1, 2006 through July 31, 2006, CDC had two customers which accounted for approximately 25% and 22%, respectively, of its total sales. For the period January 1, 2006 through January 31, 2006, CDC had one customer which accounted for approximately 32% of its total sales. For the year ended December 31, 2005, CDC had two customers, which accounted for approximately 13% and 10%, respectively, of total sales.

For the period August 1, 2006 through January 31, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (15%) and Europe (14%), which accounted for approximately 33% of total sales. For the period February 1, 2006 through July 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia (12%) and Europe (8%), which accounted for approximately 28% of total sales. For the period January 1, 2006 through January 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia (16%) and Europe (13%), which accounted for approximately 28% of total sales. For the year ended December 31, 2005, CDC had foreign revenue, comprised mostly of sales from Asia (18%) and Europe (14%), which accounted for approximately 42% of total sales.

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

For the period August 1, 2006 through January 31, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the period January 1, 2006 through January 31, 2006, during the period February 1, 2006 through July 31, 2006, and during the year ended December 31, 2005. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

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
$279,190

Depreciation expense for the period August 1, 2006 through January 31, 2007, the period February 1, 2006 through July 31, 2006, the period January 1, 2006 through January 31, 2006, and the year ended December 31, 2005 was $22,866, $12,304, $1,443, and $23,543, respectively.
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

At January 31, 2007, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at February 1, 2006	-	-
Granted	5,600,000	$0.39
Exercised	-	-
Cancelled	-	-

Balance at January 31, 2007	5,600,000	$0.39

Additional information regarding options outstanding as of January 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Weighted
	Number of	Average	Weighted
	Shares	Remaining	Average	Shares
Range of	Under	Contractual	Exercise	Under	Weighted
Exercise Price	Options	life (years)	Price	Options	Exercise Price
$0.30-$0.65	5,600,000	7.06	$0.39	3,354,167	$0.36

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

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the period February 1, 2006 through July 31, 2006, the period January 1, 2006 through January 31, 2006, and year ended December 31, 2005, CDC paid salaries of $294,480, $49,080 and $638,040, respectively, to the four individuals. For the period February 1, 2006 though July 31, 2006, the period January 1, 2006 through January 31, 2006, and year ended December 31, 2005, distributions of $0, $1,300,000, and $3,134,393, respectively, were paid to the same individuals. Effective August 1, 2006, one of the individuals was appointed to the Company’s board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. For the period August 1, 2006 through January 31, 2007, the Company accrued $65,938 of interest on these notes, including $20,288 to the current board member.

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

NOTE 14 - TRANSITION PERIOD FOR 2005 (Unaudited)

The January 31 fiscal year end used by Chatsworth Data Solutions, Inc. (Successor) is different than the December 31 fiscal year end used by Chatsworth Data Solutions, Inc. (Predecessor). The use of different year ends represents a change in fiscal year that required the reporting of a transition period from January 1, 2006 through January 31, 2006 for the predecessor. A comparable transition period of the prior year from January 1, 2005 through January 31, 2005 (unaudited) is presented for the statement of operations and cash flows as follows:

For the period January 1, 2005 through January 31, 2005
(Unaudited)
Net sales	$333,386
Cost of sales	224,734

Gross profit	108,652

Operating expenses:
General and administrative	220,653
Depreciation	2,077

Loss from operations	(114,078)

Other income (expense)
Interest expense	-
Interest income	779
Other income (expense),net	779

Loss before benefit for income taxes	(113,299)
Income tax benefit	(3,399)

Net loss	$(109,900)

For the period January 1,2005 through January 31, 2005
(Unaudited)
Cash Flows from Operating Activities
Net income (loss) for the period	$(109,900)
Adjustments to reconcile net loss with net cash from operating activities:
Depreciation expense	2,077
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	33,947
Inventories	(3,853)
Deposits	-
Prepaid expenses	(6,839)
Accounts payable	(47,593)
Accrued liabilities	89,392
Income taxes payable	-
Customer deposits	16,383
Due to related parties

Net cash flow provided by operations	(26,386)

Cash Flows from Investing activities
Purchase of property and equipment	-
Net cash provided by financing activities	-

Increase in cash	(26,386)
Cash and cash equivalents, beginning of period	561,644
Cash and cach equivalents, end of period	$535,258

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH DATA SOLUTIONS, INC. (Registrant)

Date: October 19, 2007	By:	/s/ J. Stewart Asbury III
J. Stewart Asbury III, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Stewart Asbury III J. Stewart Asbury III	President, Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2007

/s/ Clayton E. Woodrum Clayton E. Woodrum	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2007

/s/ Sidney L. Anderson Sidney L. Anderson	Chairman of the Board and Executive Director	October 19, 2007

/s/ Iain Drummond Iain Drummond	Director	October 19, 2007

William H. Moothart	Director

/s/ Gregory A. Nihon Gregory A. Nihon	Director	October 19, 2007

/s/ Kerry Stirton Kerry Stirton	Director	October 19, 2007

III-1

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.