Form 10QSB/A
period 2007-04-30
CHATSWORTH DATA SOLUTIONS, INC.
filed 2007-10-24
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

CHATSWORTH DATA SOLUTIONS, INC.
INDEX TO FORM 10-QSB

		PAGE
PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed consolidated balance sheets as of April 30, 2007 (unaudited) and January 31, 2007	1

	Co Condensed consolidated statements of operations for the three months ended April 30, 2007 (Successor) and for the three months ended March 31, 2006 (Predecessor) - unaudited	2

	Condensed consolidated statement of changes in stockholders' equity for the three months ended April 30, 2007 - unaudited	3

	Condensed consolidated statements of cash flows for the three months ended April 30, 2007 (Successor) and for the three months ended March 31, 2006 (Predecessor) - unaudited	4

	Notes to condensed consolidated financial statements - unaudited	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	15

Item 3.	Controls and Procedures	22

PART II	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2007 of Chatsworth Data Solutions, Inc. (the “Company”) amends the Company’s Form 10-QSB for such period filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2007 (the “Original Filing”). The Company is filing this Amendment No. 1 to (i) amend Item 1 and Item 2 of Part I to add disclosure of the Company’s reasons for not recasting the 2006 interim period of its predecessor and (ii) to revise certain disclosure under Item 3 of Part I. No other information in the Original Filing has been amended or revised, and the Company has not updated disclosures contained herein to reflect any events that have occurred subsequent to the date of the Original Filing. In accordance with the rules of the SEC, the Company is including currently dated certificates as Exhibits 31.1, 31.2 and 32.1.

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

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

The Company’s year end is January 31. The Predecessor’s year end was December 31. As a result, this Form 10-QSB includes comparative financial statements for the three month period ended March 31, 2006, which is the period of the Predecessor that is most nearly comparable to the three month period ended April 30, 2007 of the Successor. The business of the Predecessor and Successor is similar and there are no seasonal factors that affect the comparability of information presented. The Company did not recast the financial statements for the three-month period ended March 31, 2006, because the financial reporting process of the Predecessor in place at the time included certain procedures that were completed only on a quarterly basis for the quarter ended March 31, 2006. The Company reviewed the operations during the related periods and believes the results would be materially the same and not having the transitional amount does not affect the readers’ understanding of the operations or financial position of the Company. Consequently, to recast that period would have been impractical and would not have been cost-justified.

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

April 30, 2007
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

Results of operations - For the Three Months Ended April 30, 2007 (Successor) compared to the three months ended March 31, 2006 (Predecessor)

The Company’s year end is January 31. The Predecessor’s year end was December 31. As a result, this Form 10-QSB includes comparative financial statements for the three month period ended March 31, 2006, which is the period of the Predecessor that is most nearly comparable to the three month period ended April 30, 2007 of the Successor. The business of the Predecessor and Successor is similar and there are no seasonal factors that affect the comparability of information presented. The Company did not recast the financial statements for the three-month period ended March 31, 2006, because the financial reporting process of the Predecessor in place at the time included certain procedures that were completed only on a quarterly basis for the quarter ended March 31, 2006. The Company reviewed the operations during the related periods and believes the results would be materially the same and not having the transitional amount does not affect the readers’ understanding of the operations or financial position of the Company. Consequently, to recast that period would have been impractical and would not have been cost-justified.

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

At April 30, 2007, $200,000 was owed under CDC's revolving credit agreement with a financial institution. Under this credit agreement, CDC may borrow the lesser of $3 million or its borrowing base, which is based on specific percentages of accounts receivable and inventory, as determined by the financial institution. The outstanding advances under the credit agreement bear interest of an annual rate equal to the prime rate (8.25% at April 30, 2007) plus a margin initially set at 0.50%. Interest is payable in arrears on a monthly basis. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. The Company has guaranteed the obligations of CDC under the credit agreement.

The credit agreement, among other things, restricts CDC's ability to (i) incur additional indebtedness, (ii) create or incur liens, (iii) enter into or assume certain leases, (iv) guarantee the indebtedness of any other person, (v) enter into any merger, consolidation or similar transaction or sell all or substantially all of its assets, or (vi) incur any ownership change. The credit agreement also required CDC to maintain a minimum Fixed Charge Coverage Ratio and limits CDC's maximum ratio of Funded Debt to EBITDA, each as defined in the credit agreement. At April 30, 2007, CDC has determined that it was in compliance with all the covenants of the credit agreement.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: October 23, 2007	/s/ J. Stewart Asbury III
J. Stewart Asbury III Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.