Form 10QSB
period 2007-10-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2007-12-21
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

or

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

CHATSWORTH DATA SOLUTIONS, INC.

INDEX TO FORM 10-QSB

		PAGE

PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed consolidated balance sheets as of October 31, 2007 (unaudited) and January 31, 2007	1

	Condensed consolidated statements of operations for the three and nine months ended October 31, 2007 (Successor) and for the three and nine months ended October 31, 2006 (Combined Successor and Predecessor) - unaudited	2

	Condensed consolidated statement of changes in stockholders' equity for the nine months ended October 31, 2007 - unaudited	3

	Condensed consolidated statements of cash flows for the nine months ended October 31, 2007 (Successor) and for the nine months ended October 31, 2006 (Combined Successor and Predecessor) - unaudited	4

	Notes to condensed consolidated financial statements - unaudited	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	17

Item 3.	Controls and Procedures	22

PART II	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	SIGNATURES	25

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2007 (unaudited) and January 31, 2007

	October 31, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$178,666	$341,676
Accounts receivable, less allowance for doubtful accounts of $20,735 and $22,978	794,661	647,786
Inventories	1,950,343	1,072,208
Deferred tax assets, current	-	362,433
Prepaid expenses	74,140	80,585

Total current assets	2,997,810	2,504,688

Property and equipment, net	405,321	279,190
Goodwill	3,926,643	3,926,643
Intangible assets, net	1,888,400	2,634,680
Deferred tax assets, long term	745,210	-
Other assets	24,734	41,671

Total assets	$9,988,118	$9,386,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,170,228	$332,890
Accrued liabilities	357,091	759,514
Accrued registration payment penalty	720,000	383,000
Borrowings under line of credit	1,577,593	-
Current portion of notes payable	1,750,000	1,000,000

Total current liabilities	5,574,912	2,475,404

Notes payable, long term	-	1,000,000
Deferred tax liability, long term	745,210	913,988

Total liabilities	6,320,122	4,389,392

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding	312	312
Additional paid-in capital	6,460,739	6,278,564
Accumulated deficit	(2,793,055)	(1,281,396)

Total stockholders' equity	3,667,996	4,997,480

Total liabilities and stockholders' equity	$9,988,118	$9,386,872

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended October 31, 2007 (Successor)
and the three and nine months ended October 31, 2006 (Combined Successor and Predecessor)
(unaudited)

	Successor	Successor	Successor	Combined Successor and Predecessor
	For the three months ended October 31, 2007	For the three months ended October 31, 2006	For the nine months ended October 31, 2007	For the nine months ended October 31, 2006 (see Note 1)

Net sales	$2,175,163	$2,814,620	$6,536,237	$7,455,625
Cost of sales	1,458,903	1,575,718	4,173,837	5,069,551
Gross profit	716,260	1,238,902	2,362,400	2,386,074

Operating expenses:
General and administrative	917,286	1,682,367	3,106,920	2,105,395
Depreciation	36,730	3,579	94,398	15,883
Amortization of intangible assets	248,760	248,760	746,280	248,760

Income (loss) from operations	(486,516)	(695,804)	(1,585,198)	16,036

Other income (expense):
Interest expense	(61,928)	(33,316)	(143,859)	(33,316)
Interest income	17	8,067	2,844	18,031
Registration penalty	(227,000)		(337,000)	-
Other income (expense), net	(288,911)	(25,249)	(478,015)	(15,285)

Income (loss) before income taxes	(775,427)	(721,053)	(2,063,213)	751
Income tax (benefit) expense	(39,017)	(366,754))	(551,554)	(347,590)

Net income (loss)	$(736,410)	$(354,299)	$(1,511,659)	$348,341

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)

Weighted average shares outstanding-basic and diluted	31,250,000	31,250,000	31,250,000

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended October 31, 2007
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Successor
Balance, February 1, 2007	31,250,000	$312	$6,278,564	$(1,281,396)	$4,997,480

Net loss	-	-	-	(1,511,659)	(1,511,659)

Fair value of vested options	-	-	182,175	-	182,175

Balance, October 31, 2007	31,250,000	$312	$6,460,739	$(2,753,055)	$3,667,996

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2007 (Successor)
and the nine months ended October 31, 2006 (Combined Successor and Predecessor)
(unaudited)

	Successor	Combined Successor & Predecessor (see Note 1)
	For the nine months ended October 31, 2007	For the nine months ended October 31, 2006
Cash Flows from Operating Activities
Net income (loss) for the period	$(1,511,659)	$348,341
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	57,667	15,883
Amortization of intangibles	746,280	248,760
Issuance of common stock for services	-	480,000
Fair value of vested options	182,175	308,268
Income tax benefit	(551,554)	(366,754)
Changes in operating assets and liabilities:
Accounts receivable	(146,876)	(36,217)
Inventories	(878,135)	199,880
Other assets	16,937	-
Prepaid expenses	6,445	4,787
Accounts payable	837,338	29,153
Accrued liabilities	(402,423)	301,668
Accrued registration payment penalty	337,000	-

Net cash flow (used in) provided by operations	(1,306,805)	1,533,769
Cash Flows from Investing Activities
Purchase of property and equipment	(183,798)	(85,107)
Acquisitions, net of acquired cash	-	(4,030,761)

Net cash used in financing activities	(183,798)	(3,945,654)

Cash Flows from Financing Activities
Proceeds from line of credit	1,577,593	-
Principal payments on notes payable	(250,000)	-
Distributions to shareholders		(1,300,000)
Proceeds from issuance of stock	-	4,765,172
Net cash provided by financing activities	1,327,593	$3,465,172

Decrease in cash	(163,010)
Cash and cash equivalents, beginning of period	341,676
Cash and cash equivalents , end of period	$178,666

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued at fair value for acquisition	$-	$60,000
Common stock issued at fair value for services related to acquisition	$-	$480,000
Warrant issued at fair value for services related to acquisition	$-	$37,080
Notes payable issued for acquisition	$-	$2,000,000

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2007 and for the three and nine months ended October 31, 2007
(Successor) and the three and nine months ended October 31, 2006
(Combined Successor and Predecessor)
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year’s amounts have been reclassified to conform to the current period presentation.

The following provides a description of the basis of presentation for all periods presented.

Successor-Represents the consolidated financial position of the Company and its wholly owned subsidiary as of October 31, 2007, and the condensed consolidated results of operations and cash flows of the Company and its wholly owned subsidiary for the period February 1, 2007 through October 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor-Represents the results of operations and cash flows of Chatsworth Data Corporation for the period February 1, 2006 through July 31, 2006.

The following table represents the components of the combined Successor and Predecessor results of operations for the nine months ended October 31, 2006 (unaudited):

	Successor	Predecessor	Combined Successor and Predecessor
	For the period August 1, 2006 through October 31, 2006	For the period February 1, 2006 through July 31, 2006	For the nine months ended October 31, 2006

Net sales	$2,814,620	$4,641,005	$7,455,625
Cost of sales	1,575,718	3,493,833	5,069,551
Gross profit	1,238,902	1,147,172	2,386,074

Operating expenses:
General and administrative	1,682,367	423,028	2,105,395
Depreciation	3,579	12,304	15,883
Amortization of intangible assets	248,760	-	248,760

Income (loss) from operations	(695,804)	711,840	16,036

Other income (expense):
Interest expense	(33,316)	-	(33,316)
Interest income	8,067	9,964	18,031
Other income (expense), net	(25,249)	9,964	(15,285)

Income (loss) before income taxes	(721,053)	721,804	751
Income tax (benefit) expense	(366,754)	19,164	(347,590)

Net income (loss)	$(354,299)	$702,640	$348,341

The following table represents the components of the combined Successor and Predecessor statement of cash flows for the nine months ended October 31, 2006 (unaudited):

	Successor	Predecessor	Combined Successor and Predecessor
	For the three months ended October 31, 2006	For the period February 1, 2006 through July 31, 2006	For the nine months ended October 31, 2006
Cash flows from Operating Activities
Net income (loss) for the period	$(354,299)	$702,640	$348,341
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,578	12,304	15,883
Amortization of intangible	248,760	-	248,760
Issuance of common stock for services	480,000	-	480,000
Fair value of vested options	308,268	-	308,268
Income tax benefit	(366,754)	-	(366,754)
Change in operating assets and liabilities, net of acquisition
Accounts receivable	585,532	(621,749)	(36,217)
Inventories	311,864	(111,984)	199,880
Prepaid expenses	(19,507)	24,294	4,787
Accounts payable	(328,127)	357,281	29,153
Accrued liabilities	(287,172)	588,840	301,668
Net cash provided by (used in) operating activities	582,143	951,626	1,533,769

Cash Flows from Investing Activities
Purchase of property and equipment	(83,390)	(1,717)	(85,107)
Acquisitions, net of acquired cash	(4,030,761)	-	(4,030,761)
Net cash provided by financing activities	(4,114,151)	(1,717)	(4,115,868)

Cash flows from financing activities
Proceeds from issuance of common stock	4,765,172		4,765,172
Distributions to shareholders	-	(1,300,000)	(1,300,000)
Net cash provided by financing activities	4,765,172	(1,300,000)	3,465,172

Increase in cash	1,233,164	(350,091)
Cash and cash equivalents, beginning of period	-	788,781
Cash and cash equivalents , end of period	$1,233,164	$438,690

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued at fair value for acquisition	$60,000	$-	$60,000
Common stock issued at fair value for services related to acquisition	$480,000	$-	$480,000
Warrant issued at fair value for services related to acquisition	$37,080	$-	$37,080
Notes payable issued for acquisition	$2,000,000	$-	$2,000,000

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

Major customers

For the three and nine months ended October 31, 2007 the Company had two customers which accounted for approximately 17% and 11%, respectively, of total sales. There were no other customers that accounted for over 10% of total sales. At October 31, 2007, 3 customers accounted for 28%, 21%, and 16%%, respectively, of total accounts receivable. For the three and nine months ended October 31, 2006, CDC had one customer which accounted for approximately 36% of its total sales.

For the three and nine months ended October 31, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (15%) and Europe (9%), which accounted for approximately 24% of total sales. For the three and nine months ended October 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia, which accounted for approximately 12% of total sales.

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

At October 31, 2007, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2007

Options to purchase common stock	6,200,000
Warrants to purchase common stock	12,103,000

For the three and nine months ended October 31, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the three and nine months ended October 31 2006. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

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

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006. At January 31, 2007 and October 31, 2007, the Company has accrued an estimated penalty (see Note 6).

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

	October 31, 2007	January 31, 2007
	(unaudited)

Raw materials	$1,512,213	$604,470
Work in process	210,919	273,303
Finished goods	242,211	194,435
Reserve for obsolescence	(15,000)	-
	$1,950,343	$1,072,208

NOTE 3 - NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. Interest is at LIBOR plus 1% per annum (6.54% at October 31, 2007); $1,000,000 was originally due August 6, 2007, and $1,000,000 was originally due August 6, 2008. On July 31, 2007, the notes were amended with respect to the timing and amounts of principal payments to be made. Under the terms of the notes as amended, an aggregate of $250,000 of principal was paid August 6, 2007, $250,000 of principal is due December 31, 2007, $500,000 of principal is due March 31, 2008, and the remaining $1,000,000 of principal is due and payable on August 6, 2008.

Included in the notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company of which $76,923 was paid August 6, 2007, $76,923 is due December 31, 2007, $153,846 is due March 31, 2008, and $307,692 is due on August 6, 2008. The classification of notes payable are as follows:

	October 31,	January 31,
	2007	2007
	(unaudited)

Total notes payable	$1,750,000	$2,000,000
Less current portion	(1,750,000)	(1,000,000)
Long-term portion	$-	$1,000,000

NOTE 4 - LINE OF CREDIT

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement provides for borrowings of up to $3 million or the maximum available based on specific percentages of accounts receivable and inventory, as determined by the financial institution, whichever is less. At October 31, 2007, $1,577,593 had been advanced and $75,063, was available to CDC under the credit agreement. The outstanding advances under the credit agreement bear interest at an annual rate equal to the prime rate (8.25 % at October 31, 2007) plus a margin initially set at 0.50%. The credit agreement is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it was not in compliance with all covenants as of October 31, 2007. Effective November 30, 2007, the line of credit agreement was amended. The amended line of credit matures February 28, 2008, and the covenants and calculation of borrowing base was modified and CDC expects to be in compliance with the modified covenants in the future. The Company has guaranteed the obligations of CDC under the credit agreement.

Under the amended borrowing base agreement with the Bank of Oklahoma the Company anticipates that it will be able meet its obligations as they become due, including the note principal payment of $250,000 plus interest due to the selling shareholders on December 31, 2007. The line of credit matures on February 28, 2008, and the Company anticipates that it will be able to renew the line of credit. If CDC and the Company are unable to renew the line of credit when it matures CDC may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - CAPITAL STOCK

Common Stock

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,790,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 7). The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The registration rights agreement requires the payment of liquidated damages to the investors of approximately $1,833 per day (which represents approximately 1% per month of the total proceeds of $5,500,000) until the Registration Statement is declared effective, payable at the option of the Company in either cash or the Company's common stock. The Company failed to meet these requirements. Accordingly, the Company had accrued an estimate of $720,000, for these potential penalties until the expected effectiveness of the registration statement.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Stock Options

During February 2007 and March 2007, the Company granted options to purchase a total of 150,000 shares of common stock at $0.40 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire in 2012. The options were valued at $48,898, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $14,926 of compensation expense from the date the options were granted through October 31, 2007 related to the fair value of the vested options.

During May 2007 and June 2007, the Company granted options to purchase a total of 200,000 shares of common stock at $0.35 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire May 24, 2012. The options were valued at $46,312, the fair value of the stock on the date granted determined using a Black-Scholes pricing model. The Company recognized $8,212 of compensation expense from the date the options were granted through October 31, 2007 related to the fair value of the vested options.

On February 21, 2007, the Company agreed with an individual to provide consulting services. As part of the agreement the Company granted the individual options to purchase 250,000 shares of common stock at $0.50 per share. The options vest equally over a twelve month period and expire on February 20, 2012. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is remeasured at each reporting date based on market price until vested. For the nine months ended October 31, 2007 the Company recorded $26,065 of compensation expense related to non-employee stock options.

The fair value of grants issued in the three and nine months ended October 31, 2007 were determined using a Black-Scholes option pricing model with the following assumptions: 4.65% to 5.02% average risk-free interest rate; 50% expected volatility; five year expected term, and 0% dividend yield.

At October 31, 2007, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at February 1, 2007	5,600,000	$.39
Granted	600,000.43
Exercised	-	-
Cancelled	-	-

Balance at October 31, 2007	6,200,000	$.39

Additional information regarding options outstanding as of October 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$.30-$.65	6,200,000	6.13	$0.39	4,446,667	$0.30

The aggregate intrinsic value of the 6,200,000 options outstanding and 4,446,667 options exercisable as of October 31, 2007 was $1,852,000 and $1,307,113, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of October 31, 2007.

A summary of the status of nonvested shares as of October 31, 2007 are as follows:

Shares

Nonvested at February 1, 2007	2,245,833
Granted	600,000
Vested	(1,092,500)
Nonvested at October 31, 2007	1,753,333

The total value of options issued and vesting over the three and nine months ended October 31, 2007, was $55,523 and $187,175, respectively, and has been reflected as compensation cost in the accompanying statement of operations.

The total unamortized compensation expense for the outstanding value of unvested stock options was $371,279 as of October 31, 2007, which will be recognized over a weighted average period of 33 months.

Warrants

At October 31, 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2007	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at October 31, 2007	12,103,000	$0.30

The following table summarizes information about warrants outstanding at October 31, 2007: Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-$0.30		$0.30

NOTE 7 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as chairman of the board of directors and the Company's chief financial officer. During the three and nine months ended October 31, 2007, the Company paid each individual $24,000 and $72,000, respectively. In addition, during the three and nine months ended October 31, 2007, the Company paid a firm in which one of the consultants is a partner $1,005 and $8,673 for services.

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the three months and nine months ended September 30, 2006, CDC paid salaries of $147,240 and $294,480 to the four individuals. Effective August 1, 2006, one of the individuals was appointed to the Company's board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. During the three and nine months ended October 31, 2007, the Company accrued $32,610 and $64,862, respectively, of interest on these notes, including $10,034 and $19,958, respectively, to the current board member.

NOTE 8 - SUBSEQUENT EVENT

Effective November 30, 2007 J. Stewart Asbury III resigned as President and Chief Executive Officer of the Company and CDC, its wholly owned subsidiary. Sid L. Anderson, the Company’s Chairman and Executive Director, will replace Mr. Asbury as President and Chief Executive Officer of the Company and Louis W. Dedier III will replace Mr. Asbury as President and Chief Executive Officer of CDC. Mr. Asbury will remain with CDC as its Executive Vice President and Chief Operating Officer. Mr. Dedier has entered into an employment agreement as the President and Chief Executive Officer of CDC for a three year term. CDC has provided Mr. Dedier with an incentive compensation plan that will provide compensation based on a percentage of earnings. In addition, the employment agreement grants an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.14 per share which vest equally over the 36 month term. The options shall have a five year term. If Mr. Dedier is terminated without cause, he will receive the lesser of twelve months salary or the balance of his salary for the remainder of the term and all unvested options will vest immediately.

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

Results of operations - For the three and nine months ended October 31, 2007 (Successor) compared to the three and nine months ended October 31, 2006

The Company's year end is January 31. The Predecessor's year end was December 31. This Form 10-QSB includes comparative financial statements for the combined Successor and Predecessor for the three and nine month periods ended October 31, 2006.

The following table represents the components of the combined Successor and Predecessor results of operations for the nine months ended October 31, 2006 (unaudited):

Sales revenue totaled $2,175,163 and $6,536,237 for the three and nine months ended October 31, 2007, compared to $2,814,620 and $7,455,624 for the three and nine months ended October 31 2006. Sales in 2006 included a large order for supplying components of voting systems sold to the County of Los Angeles for its November 2006 municipal election. There was no sales in 2007. Following is a table indicating the sales for the respective periods.

	Successor	Successor
Sales-three months ended	October 31, 2007	October 31 2006

Gaming	$322,929	$491,434
Education	989,670	5,930
Voting	637	1,576,258
Medical	52,791	48,564
Others	72,193	25,617
Total Optical Mark Readers	1,438,220	2,147,803

Impact recorders/indicators	736,943	666,817
Cable Testing	-	-

Total	$2,175,163	$2,814,620

Cost of sales totaled $1,458,903 and $4,173,837 for the three and nine months ended October 31, 2007, compared to $1,575,718 and $5,069,551 for the three and nine months ended October 31 2006. Gross margin percentage was 33% and 36% for the three and nine months ended October 31, 2007, compared to 44% and 32% for the three and nine months ended October 31 2006. The decreased gross margin percentage in 2007 was in part due to the necessity to spread fixed manufacturing costs over smaller sales.

General and administrative (G&A) expenses totaled $917,286 and $3,106,920 for the three and nine months ended October 31, 2007, as compared to $1,682,367 and $2,105,395 for the three and nine months ended October 31 2006. Included in G&A for this quarter were accounting and legal fees totaling $191,388 incurred in connection with the audit of the Company and the registration of our common stock with the Securities and Exchange Commission. During this quarter, we also spent increased amounts on advertising and public relations, increased amounts for insurance, and increased amounts for travel expense. Finally, in accordance with FASB 123(R), the Company recorded compensation expense of $182,175 related to stock options.

The Company recorded a deferred tax benefit of $39,017 and $551,554 for the three and nine months ended October 31, 2007, respectively.

The net loss for the three and nine months ended October 31, 2007 was $(736,410) and $(1,511,659) compared to net loss of $(354,299) and net income of $348,341 for the three and nine months ended October 31, 2006 attributable to the Successor and Predecessor.

Liquidity and Capital Resources

As shown in the financial statements as of October 31, 2007, the Company had cash on hand of $178,666 compared to $341,676 as of January 31, 2007. The Company used $1,306,805 of cash in operating activities for the nine months ended October 31, 2007 compared to $1,293,645 of cash provided by operating activities for the nine months ended October 31 2006. We expect to fund our operations and capital expenditures from internally generated funds and from the use of our revolving credit line. Under the amended borrowing base agreement with the Bank of Oklahoma the Company anticipates that it will be able meet its obligations as they become due, including the note principal payment of $250,000 plus interest due to the selling shareholders on December 31, 2007. The line of credit matures on February 28, 2008, and the Company anticipates that it will be able to renew the line of credit. If CDC and the Company are unable to renew the line of credit when it matures CDC may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that our existing cash balances and available credit line will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

We owe $1,750,000 to the CDC sellers; $1,000,000 was originally payable August 6, 2007 (one year from the closing of the CDC purchase) and $1,000,000 was originally payable August 6, 2008 (two years from the closing). On July 31, 2007 the terms of the notes were amended with respect to the timing and amounts of principal payments to be made. Under the terms of the notes as amended, an aggregate of $250,000 of principal was paid August 6, 2007, $250,000 of principal is due and payable on December 31, 2007, $500,000 of principal is due and payable on March 31, 2008 and the remaining $1,000,000 of principal is due and payable on August 6, 2008. Interest is payable quarterly. Interest accrued for this quarter was $11,109. We believe cash flow from operations will be sufficient to repay the note.

We also owe $1,577,593 under a credit agreement with a financial institution. Under this agreement, the Company may borrow the lesser of $3 million or the Company's borrowing base, based on specific percentages of accounts receivable and inventory, as determined by the financial institution. The outstanding advances under the credit agreement bear interest of an annual rate equal to the prime rate plus a margin initially set at 0.50%. The credit agreement expires on November 30, 2007, and is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it was not in compliance with all covenants as of October 31, 2007. Effective November 30, 2007, the line of credit agreement was amended. The amended line of credit matures February 28, 2008, and the covenants and calculation of borrowing base was modified and CDC expects to be in compliance with the modified covenants in the future. The Company has guaranteed the obligations of CDC under the credit agreement. If CDC is unable to meet the covenants as amended, and CDC and Company are unable to negotiate a waiver, CDC would be in default under the revolving credit agreement and the lender could demand immediate payment of the outstanding balance of the line of credit. In such event, the Company may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement provides for borrowings of up to $3 million or the maximum available based on specific percentages of accounts receivable and inventory, as determined by the financial institution, whichever is less. At October 31, 2007, $1,577,593 had been advanced and $75,063, was available to CDC under the credit agreement. The outstanding advances under the credit agreement bear interest at an annual rate equal to the prime rate (8.25 % at October 31, 2007) plus a margin initially set at 0.50%. The credit agreement is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it was not in compliance with all covenants as of October 31, 2007. Effective November 30, 2007, the line of credit agreement was amended. The amended line of credit matures February 28, 2008, and the covenants and calculation of borrowing base was modified and CDC expects to be in compliance with the modified covenants in the future. The Company has guaranteed the obligations of CDC under the credit agreement. Under the amended borrowing base agreement with the Bank of Oklahoma the Company anticipates that it will be able meet its obligations as they become due, including the note principal payment of $250,000 plus interest due to the selling shareholders on December 31, 2007. The line of credit matures on February 28, 2008, and the Company anticipates that it will be able to renew the line of credit. If CDC and the Company are unable to renew the line of credit when it matures CDC may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: September 19, 2007	/s/ Sidney L. Anderson
Sidney L. Anderson
Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.