Form 10KSB
period 2008-01-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2008-04-30
CIK 1281629

-UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended    January 31, 2008_ _____
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_______

Commission file number: 000-51308

CHATSWORTH DATA SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	98-0427221
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

321 South Boston Avenue, Suite 218, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)

(918) 645-3701
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the year ended January 31, 2008, were $9,280,618.

As of April 18, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sales price on such date, was $1,180,553.

As of April 18, 2008, the issuer had a total of 51,396,000 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I.

ITEM 1.      DESCRIPTION OF BUSINESS

Company Overview

Chatsworth Data Solutions, Inc. (“Chatsworth”), a Nevada corporation formed in December, 2003, designs, manufactures, and sells optical mark readers, scanners, impact recording devices and cable testers through its wholly-owned subsidiary, Chatsworth Data Corporation (“CDC”), a California corporation formed in 1971. The terms “Chatsworth,” “Company,” “we,” “us” and “our” and similar terms refer to Chatsworth and its subsidiary, CDC, unless otherwise expressed or the context otherwise requires. Chatsworth was formerly named Adera Mines, Limited until November, 2006, when its name was changed to reflect the acquisition and operation of CDC.

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

Our principal executive offices are located at 321 South Boston Avenue, Suite 218, Tulsa, Oklahoma 74103, and the principal executive offices of CDC are located at 20710 Lassen Street, Chatsworth, California 91311.

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

We believe optical mark readers (OMR) are a cost effective technology for high transaction, initial data capture applications. Any document taking several minutes or more to complete and requiring massive transaction input is a candidate for optical reader applications. We believe our OMR technology is faster and cheaper than real time data capture which requires a large number of input terminals, significant computing resources and network access time. Our OMR’s can scan from thirty to several hundred mark sense forms per minute. For example, real time scanning for 30 students taking a 50 minute test would require each desk to be wired and 50 minutes of computing resources. In comparison, our OMR product can scan the same 30 tests taken on a mark sense form in one minute of throughput using no computing resources. We also believe our OMR product is superior to manual data input. For example, inputting 100 medical surveys could take several hours for a data entry operator, but our OMR product might scan the surveys in five to ten minutes.

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

In particular, the Help America Vote Act of 2002 encouraged the use of reliable vote tabulation systems, and one of our customers, Election Systems & Software (“ES&S”), ordered approximately $2,500,000 in product from CDC in 2006 to fulfill a contract to provide new mark sense voting machines throughout Los Angeles County. We believe that our OMR product fulfills the need for the reliable vote tabulation systems envisioned by the Help America Vote Act of 2002, since we believe our product is reliable and it provides written copies of all ballots cast. However, sales during 2008 were not what we expected primarily because of delayed legislation and the fact jurisdictions were not purchasing new systems that could not be placed into service prior to the November 2008 presidential elections. We believe that after the 2008 presidential election jurisdictions will reevaluate existing voting systems and be required to comply with ECA 2005 and 2007 standards.

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

We recently began to focus on the application of our OMR products to the health care information services industry which has traditionally kept records in paper form. On November 11, 2006, the Secretary of the US Department of Health and Human Services stated in a speech to the American Medical Association that “85% of all medical records are paper-based and maintained manually.” We believe many health care organizations are moving from paper forms to electronic data capture. We believe the requirements for comprehensive electronic health records in the medical market require comprehensive and accurate approaches to data capture that are optimally suited for OMR technology. We believe optical data capture offers higher accuracy, reduction in turn around time, faster data entry, and significant cost reduction. In the last two years, we have developed products for sale by working to integrate our OMR into OMR products of six different companies who are servicing the healthcare industry.

In addition, CDC has created a high speed OMR unit that has the ability to process data cards at a high rate of speed. The unit weighs less than 8 pounds and has the ability to process cards 14 inches in length and has a speed rating of 145 cards per minute.

Scanners

CDC has developed commercial grade scanners that are ready for entry into the Company’s product line. Two models are available at this time, a full page (A4, 8.50 inch wide) single sheet feed unit and a compact (A7, 3.25 inch wide) unit. Both units are available with simplex and/or duplex capabilities. The scanners ready for market at this time are a full page scanner that has single side or duel side read capabilities and a 3 ½” scanner that has single side read capabilities. These scanners offer advanced capabilities to read images such as bar codes and signatures in addition to OMR capabilities. The Company intends to market its scanners in the following vertical markets: education, healthcare, vote tabulation, gaming/lottery, government and retail. The Company’s scanners will be used in these vertical markets in very much the same way as the Company’s OMR’s are used but will give customers greatly expanded capabilities in addition to OMR capability. CDC believes that its scanners are an effective, fast, low cost way to capture data at the source and transport it to file servers and data bases. These products will be sold primarily to original equipment manufacturers (OEM’s) and value-added resellers (VAR’s).

CDC has also developed a high-speed full page duplex read scanner that it plans to sell in the retail market and VAR’s. The scanner is designed specifically as a high speed solution for business professionals and executives whose offices are required to spend countless hours scanning documents for storage or accessibility. The scanner will be marketed under the ExecuSCAN brand name. The ExecuSCAN is a solution for any business that requires the retention of mass volumes of documents that are typically scanned into file servers such as real estate, insurance claims processing, healthcare, financial services, legal and accounting services, and government record-keeping, in short, any business where file management or records management is critical. We believe this product will reduce the time required for these tedious and diurnal tasks thereby increasing efficiency, productivity and accuracy. The Company believes ExecuSCAN is a quality product that is in keeping with CDC’s philosophy of developing and manufacturing reliable, low-cost data capture equipment for business and professional use.

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

CDC markets its impact indicators under the Protect -A-Pak brand name. This product can detect the possibility of damage to packages during shipment which may cause the package to fail at a later date creating problems for the user and potential liability for the shipper. This product is being made available for the first time to the general retail market.

Impact recorders and readers are sometimes required by insurance companies to monitor shipments to determine fault and liability in the event of damage in shipment. Our impact recorders and impact indicators are also used in damage prevention programs incorporating impact recorders for the material handling, packaging and transportation industries. We believe demand for impact recorders will expand as economic development in developing countries requiring long distance shipping of expensive equipment increases. Our product is known as the Impact-o-graph. This product is also available in a rechargeable version.

The Company is in the process of developing a digital impact recording device that will be a complimentary product to its existing line of analog impact recording devices. In addition to recording time, direction and velocity the digital product will have the ability to record other information such as temperature, barometric pressure and humidity as well as feature a GPS device that will allow for location determination of shipments at all times. The Company anticipates the digital impact recording device to be ready for marketing in the 3rd quarter of 2008.

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

In the education market, we had an exclusive distribution arrangement with Pearson Data Group which was recently sold to Scantron, a major supplier of data collection hardware, testing software, survey software, and services for the education market. We recently expanded our relationship with Pearson beyond the education market by entering into a November 2006 non-exclusive distribution agreement which provides that our products can be marketed and sold to all commercial markets (education, health care, lotteries and otherwise) by Pearson’s network of 46 independent distributors who sell in 71 countries worldwide. Although no minimum sales are required under this agreement, or from any distributor, we see this agreement as a beginning in our efforts to expand our global market presence.

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

To increase revenues from our existing and new product lines we have begun to and expect to continue to:

o	Hire account representatives for each industry targeted;
o	Target prospective resellers in existing markets;
o	Work with customers to determine their new requirements and build those requirements into our future product releases;
o	Launch new auto feeder and scanner products, including developing materials to educate existing customers about the uses and advantages of these products;
o	Develop product release plans to support key re-sellers needs;
o	Increase marketing exposure by identifying industry opportunities, including trade shows, advertising and catalog listing services;
o	Provide significant assistance to international customers and their sales staff in the form of training and materials;
o	Aggressively advertise and promote Impact-O-Graph product line;
o	Identify potential resellers in new industries where our products can be, but are not currently used, such as homeland security or manufacturing;
o	Establish retail markets for the Company’s new ExecuSCAN product, impact recording devices and Protect-A-Pak;
o	Conduct market research to confirm CDC’s reputation, strengths, weaknesses, and positioning. This will allow us to continue to articulate our sales and marketing strategy; and
o	Utilize specialized order desk to streamline customer phone orders.

We are constantly seeking appropriate acquisition candidates. We may consider horizontal or vertical integration as appropriate.

Competition

OMRs

Education Substantially all of our education products are sold and marketed under the Pearson brand name. Competitors manufacture sheet readers that are sold to schools as part of a broader package of education services. Renaissance Learning Systems, a former reseller of our readers, has developed their own proprietary reader which is utilized in their education products. Our distributor, Pearson, sells both our OMR products (under its brand name) and other reader products. Pearson is a large conglomerate that also sells a stand-alone test-scoring machine designed to use its own forms.

Gaming Our major competition in the lottery field is Peripheral Dynamics (PDI). PDI sells scanners that read optical characters, bar code and optical marks which are used for the marking and processing of lottery tickets. We compete on the basis of price and product reliability.

Voting Although many jurisdictions have upgraded voting systems to touch screen displays, we believe a market remains for a paper ballot system which we produce. Election Systems and Software, Inc. utilizes our OMR product in some of its voting products. Election Systems and Software, Inc. competes primarily with Diebold Election Products and Sequoia Voting Systems for voting product orders.

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

Scanners

We believe that our primary competition in both the vertical markets that the Company services and the specific price range of our scanners is Peripheral Dynamics (PDI). The Company believes that its new scanner products will replace OMR’s in both the gaming and vote tabulation vertical markets. At the present time the Company believes there is no comparable scanner in the education and healthcare vertical markets that will be able to effectively compete with our ExecuSCAN product in terms of price and speed.

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

Manufacturing

All of our manufacturing is conducted at our Chatsworth, California headquarters which includes a 10,000 square foot manufacturing operation. The Company also maintains a firmware development office in Phoenix, Arizona at which the Company employs 5 full-time program engineers. We utilize generally available materials and a small number of customized components to manufacture our products. This enables us to maintain high quality products and enables rapid development and deployment of new products and technologies. We design and produce many of our own components and sub-assemblies in order to retain quality control. Raw materials or sub-components required in the manufacturing process are generally available from several sources. An unanticipated interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

During fiscal year 2008 the Company has developed relationships with a number of offshore component providers including providers of its PC boards. The Company believes that it can significantly reduce manufacturing costs thereby increasing its competitiveness by using these offshore providers. It is the Company’s intention that during fiscal year 2009 it will use these component providers to the extent feasible to reduce manufacturing costs and increase product price point competitiveness.

Customers

For the year ended January 31, 2008, the Company had two customers that accounted for approximately 33% of total sales. For the period August 1, 2006 through January 31, 2007, the Company had one customer, Election Systems & Software, Inc., which accounted for 36% of total sales. This customer also accounted for 23% of sales for the period February 1, 2006 through July 31, 2006. One other customer, GTECH Corporation, accounted for 21% of total sales during the period February 1, 2006 through July 31, 2006. There were no other customers that accounted for over 10% of sales.

For the year ended January 31, 2008, the Company had foreign revenue, comprised mostly of sales from Asia (14%) and Europe (8%) which accounted for approximately 22% of total sales. For the period August 1, 2006 through January 31, 2007, the Company had foreign revenue, comprised mostly of sales from (Asia 15%) and Europe (14%), which accounted for approximately 33% of total sales. For the period February 1, 2006 through July 31, 2006, the Company had foreign revenue, comprised mostly of sales from Asia (12%) and Europe (8%), which accounted for 28% of its total sales. For a discussion of sales to major customers and concentration of credit risk, please refer to Note 1 to our consolidated financial statements included in this Form 10-KSB.

Governmental Regulation

Our manufacturing operations are subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. We are further subject to regulation by the Los Angeles Fire Department and the South Coast Air Quality Management Department. We have obtained all necessary operating permits. To date, the cost of our compliance with federal, state and local environmental protection regulations has been immaterial. We have reviewed regulations which are not yet effective and do not believe that compliance with these regulations will materially increase our production costs or require significant capital expenditures.

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

Employees

As of January 1, 2008, we had 58 full-time employees; the number of employees fluctuates based on our manufacturing schedules. We use a staffing agency for some employees to maintain maximum ability to increase and decrease our staff as production needs change. No employee is represented by a labor union, and we have never suffered an interruption of business caused by a labor dispute.

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

CDC manufactures OMR components that are embedded into by our customers into broader “solutions” encompassing software, tests, and forms. These “solutions” are marketed, sold and delivered to end users by our customers who are typically resellers. We have little or no contact with the end users of our products and are dependent on our resellers to generate purchase orders our OMR products. If our resellers focus on other competitors’ products or other products entirely, our financial results would be affected negatively. We do not have written agreements with these resellers; we operate solely on a purchase orders. Further, if we fail to maintain our existing relationships with third-party resellers and continue to establish new relationships our revenues and business could be materially and adversely affected.

We may not be able to effectively manage our modernization.

Until we purchased CDC, it was not operated to emphasize financial reporting. We have undertaken certain modernizing programs to provide financial reporting appropriate to a public reporting company. This process is expensive, will utilize significant management resources and could divert management’s attention from our core business. If we do not promptly complete this process, we will not be able to focus on the production, marketing and sales of our products, which could negatively affect our financial results.

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

We have evaluated our internal controls over financial reporting in order to allow management to report on, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC. We have performed the system and process evaluation and testing required in an effort to comply with the management assessment, which will initially apply to us as of January 31, 2008, and auditor certification requirements of Section 404, which will initially apply to us as of January 31, 2009. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Our success is dependent on a few key executive officers.

Our success also depends on the skills, experience and performance of key members of our management team, including Sid L. Anderson, the Company’s Chairman, President and Chief Executive Officer, Clayton E. Woodrum, the Company’s Chief Financial Officer, Louis W. Dedier III, President and Chief Executive Officer of CDC, and J. Stewart Asbury III, Executive Vice President and Chief Operating Officer of CDC. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Although we have an employment agreement with Mr. Dedier, and consulting agreements with Mr. Anderson and Mr. Woodrum, the loss of any of these individuals could have a material adverse effect upon us. We do not have long-term employment agreements with other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Additionally, we will need to attract, train and retain more employees for management, research and development, sales and marketing and support positions. Competition for qualified employees continues to be intense. Consequently, although we intend to issue stock options or other equity-based compensation to attract, train and retain employees, such incentives may not be sufficient to attract, train and retain key personnel to continue to offer our products to current and future customers in a cost effective manner, if at all. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personal, as well as the expenses in connection with hiring and retaining personnel could adversely affect our business.

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

In addition, the market price of our common stock could be subject to wide fluctuations in response to:
o	quarterly variations in our revenues and operating expenses;
o	announcements of new products or services by us;
o	fluctuations in interest rates;
o	significant sales of our common stock, including “short” sales;
o	the operating and stock price performance of other companies that investors may deem comparable to us; and
o	news reports relating to trends in our markets or general economic conditions.

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

A single investor beneficially owns 49.24% of our outstanding common stock, which may limit your ability and the ability of our other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Approximately 49.24% of our outstanding shares of common stock is beneficially owned by Vision Opportunity Master Fund, Ltd. (including, for purposes of such computation, 5,800,000 warrants owned by Vision, which are presently exercisable at $.30 per share). Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholder may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval. This concentration of control could also limit the price that investors might be willing to pay in the future for shares of our common stock. If you acquire shares, you may have no effective voice in the management of the Company.

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal executive offices are located at 321 South Boston Avenue, Suite 218, Tulsa, Oklahoma 74103. The principal executive offices and manufacturing facilities of CD are currently located in a 14,500 square foot property located at 20710 Lassen Street, Chatsworth, California 91311. CDC owned the facility until 2005 when it was sold to a third party. We now lease the facilities for proximately $10,605 per month through August 2008. The lease, which expired in August 2008, has now been renewed for another twelve months at approximately $10,923 per month and the lease now expires at the end of August 2009. In March 2007, we entered into a lease agreement to lease approximately 1,270 square feet of space from an unrelated third party beginning May 2, 1007. The lease expires April 30, 2010. In September 2007 we entered into a lease agreement to lease approximately 700 square feet of space from an unrelated third party beginning October 1, 2007. The lease expires September 30, 2012. All leases are classified as operating leases.

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

Quarter Ending	High	Low
August 14, 2006 through October 31, 2006	$1.99	$.40
January 31, 2007	$.75	$.40
April 30, 2007	$.70	$.275
July 31, 2007	$.50	$.31
October 31, 2007	$.45	$.09
January 31, 2008	$.17	$.06

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of April 18, 2008, there were approximately 93 stockholders of record of our common stock.

Dividends

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On August 7, 2006, the Company completed the acquisition of Chatsworth Data Corporation (“CDC”) for $7,246,531, pursuant to the terms of that certain Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC. Prior to the acquisition of CDC, the Company had minimal operations. Accordingly, the results of operations included in this Form 10-KSB for the six -month period February 1, 2006 to July 31, 2006 represent the operations of CDC, as predecessor. The consolidated results of operations for the six-month period ending January 31, 2007 and twelve-month period ending January 31, 2008, represent our consolidated operating results subsequent to the CDC acquisition.

The Company, through CDC, is a designer and manufacturer of optical mark readers and scanners, impact recording devices and cable and harness testing products. Our optical mark readers and scanners are sold to original equipment manufacturers (OEMs) and to value added resellers (“VAR’s”) in four vertical markets: education, gaming and lottery, vote tabulation, and medical and health care. Our impact recording devices are sold to end users. Our optical mark reader and scanner sales to OEM’s and VAR’S are primarily generated through direct orders to the Company. Our impact recording device sales are primarily direct orders to the Company. Our cable testing devices are primary direct orders to the Company from previous customers of ours.

Results of operations -Year Ended January 31, 2008, Compared to Year Ended January 31, 2007.

The following table sets forth the audited combined results of operation for the 12-month period ending January 31, 2008, together with the combined results of operations for the 12-month period ending December 31, 2007.

	Successor	Successor	Predecessor	Combined
	Period February 1, 2007 through January 31, 2008	Period August 1, 2006 through January 31, 2007	Period February 1, 2006 through July 31, 2006	Twelve Month Period ended January 31, 2007
	(audited)	(audited)	(audited)	(unaudited)
Net Sales	$9,280,618	$4,314,310	$4,641,005	$8,955,315
Cost of Sales	5,810,500	2,570,909	3,493,833	6,064,742
Gross Profit	3,470,118	1,743,401	1,147,172	2,890,573
Operating Expenses
General and administrative	4,041,737	2,673,154	423,028	3,096,182
Depreciation	132,832	22,866	12,304	35,170
Amortization of intangible assets	995,040	497,520	-	497,500

Income (loss) from operations	($1,699,491)	(1,450,139)	711,840	(738,299)

Other income (expense)
Interest expense	(205,988)	(65,938)	-	(65,938)
Interest income	2,850	19,137	9,964	29,101
Registration payment penalty	(371,600)	(383,000)	-	(383,000)
Other income (expense), net	(574,738)	(429,801)	9,964	(497,837)

Income (loss) before income taxes	$(2,274,229)	$(1,879,940)	$721,804	$(1,158,136)

Sales revenues are recorded when products are shipped and are net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of sale. We ship product as orders are received. However, the size of our backlog does fluctuate depending on the size and mix of product orders and what can be considered pre-orders of newly released products not yet ready for shipment.

Cost of sales consists of expenses associated with sales of our products. These costs include: (i) personnel related costs, (ii) costs of purchased materials, (iii) shipping and freight costs, and (iv) other overhead costs. We realize higher gross margins on our impact recording devices than on our optical mark readers and scanners. We expense all research and development costs.

The net loss before income taxes for the twelve months ended January 31, 2008 was ($2,274,229) compared to a net loss of ($1,158,136) for the same period in 2007.

Net Sales. Net sales revenue totaled $9,280,618 for the twelve months ended January 31, 2008 compared to $8,955,315 for the same period during 2007. Sales of optical mark readers totaled $5,870,048 and impact recorders and indicators totaled $3,221,224 for the twelve months ended January 31, 2008 compared to $6,387,296 and $2,460,856, respectively, for the same period in 2007. The decrease in sales of optical mark readers was due, in substantial part, to a decline in sales in the voting and election market offset by an increase in sales in the education market. The decline in sales in the voting product line is attributable to the large order from the County of Los Angeles, California, which upgraded its voting machines prior to the November 2006 elections. Sales to the County of Los Angeles were approximately $2.5 million during the 12-month period ending January 31, 2007 and such sales were not repeated in the period ending January 31, 2008. The increase in sales in the education market in the year ended January 31, 2008, came as a result of orders from a former customer due to their inability to manufacture their own readers to meet their increased demand. Such orders did not occur in the year ended January 31, 2007.

The following table sets forth our net revenues by product line for the 12-month periods ending January 31, 2008 and 2007:

Net Sales Break-Down by Product Line

	For the 12-Month Period Ended January 31,
	2008	2007
Optical mark readers
Education	$1,866,961	$113,618
Gaming	3,002,283	3,179,145
Medical	247,866	283,862
Voting	494,527	2,654,953
Others	258,591	155,719
Total optical mark readers	5,870,048	6,387,296
Impact recorders/ indicators	3,221,244	2,460,856
Cable testing	189,325	107,163
Total	$9,280,617	$8,955,315

Cost of Sales. Cost of sales totaled $5,810,500 for the twelve months ended January 31, 2008, compared to $6,064,742 for the same period during 2007.

Gross Profit. Gross margin percentage was approximately 38% for the twelve months ended January 31, 2008, compared to 33% for the same period during 2007. The positive increase in profit margin realized is a result, in part, to the increase in sales which allowed the Company to spread its fixed indirect manufacturing costs over a larger volume of business. It is also attributable to the fact that the gross margin is higher on the Impact recorder/indicators than on readers.

Selling and General and Administrative Expenses. General and administrative (G&A) expenses totaled $4,041,737 for the twelve months ended January 31, 2008, compared to $3,096,182 for the same period in 2007. Salaries and related costs, excluding research and development salaries, increased from $607,267 in twelve months ended January 2007 to $1,086,062 in the twelve months ended January 31, 2008. The increase was a primarily a result of increased emphases on sales and marketing and the support staff or these functions. Research and development salaries increased from $191,602 in the twelve months ended January 31, 2007 to $487,063 in the twelve months ended January 31, 2008. The increased research and development costs were necessary to complete the development of the scanners that were completed and became ready for market in the fourth quarter of the year ended January 31, 2008. In the year ended January 31, 2007 we issued 2,000,000 shares of common stock to the Chairman of the Board of Directors valued at $480,000. This cost was not incurred in the year ended January 31, 2008. Other consulting costs increased from $293,326 in the year ended January 31, 2007 to $719,829 in the year ended January 31, 2008. This is in part attributable to the fact the consulting contracts with the Chairman of the Board and our Chief Financial Officer were incurred for a full twelve months in the year ended January 31, 2008 while only incurred for a six-month period in the year ended January 31, 2007. We also incurred approximately $100,000 in costs related to the analysis and study of a potential acquisition which did not materialize. Legal and auditing costs were $541,305 in the year ended January 31, 2008 compared to $663,793 in the year ended January 31, 2007. We acquired directors and officers insurance in the year ended January 31, 2008 at a cost of $44,606 such cost was not incurred in the year ended January 31, 2007. Our medical insurance cost for the year ended January 31, 2008 was $105,247 compared to a cost of $52,475 in the year ended January 31, 2007. We recorded compensation cost, in accordance with FASB 123(R), in the amount of $214,620 in the year ended January 31, 2008 compared to $339,957 in the year ended January 31 2007.

Operating Income. Operating Income (loss) increased to a loss of ($1,699,491) in the year ended January 31, 2008 from a loss of ($738,299) in the year ended January 31, 2007. Our Gross profit increased from $2,890,573 in the year ended January 31, 2007 to $3,470,118 in the year ended January 31 2008 primarily due an increase in sales and an increase in gross profit percentage. Our General and Administrative expenses increased from $3,096,182 in the year ended January 31, 2007 to $4,071,406 in the year ended January 31, 2008. We issued 2,000,000 shares of common stock to the Chairman of the Board of Directors valued at $480,000 in the year ended January 31, 2007. We recorded compensation expense in the amount of $339,956 related to stock options in the year ended January 31, 2007 and $214,620 in the year ended January 31, 2008. We also recorded expense related to the amortization of intangible assets in the amount of $497,520 in the year ended January 31, 2007 and $995,040 in the year ended January 31, 2008.

Other Income (Expense). Other income (expense) increased from ($497,837) in the year ended January 31, 2007 to ($574,738) in the year ended January 31, 2008. This was principally due to an increase in interest expense from $65,938 in the year ended January 31, 2007 to $205,988 in the year ended January 31, 2008. The increased interest cost resulted from borrowing on our line of credit under banking facility and the fact that our selling shareholders notes were outstanding for a full twelve months in the year ended January 31, 2008 compared to only six months in the year ended January 31, 2007.

Income Tax Expense. We recorded a deferred tax benefit of $551,555 for the twelve months ended January 31, 2008. Our effective tax rate for the year ended January 31, 2008 was estimated to be 24% and 37% for the period February 1, 2006 to July 31, 2006. Income tax benefit for the twelve months ended January 31, 2007 was $696,000. Prior to August 1, 2006, CDC was taxed as a subchapter S corporation. A subchapter S corporation generally does not pay tax at the corporate level; instead, taxes are paid at the shareholder level. Accordingly, for the first six months of the year ended January 31, 2007, CDC paid no federal tax and only a minimal California tax. For a discussion of income taxes and the components of the consolidated income tax benefit, please refer to Note 8 to our consolidated financial statements included in this form 10-KSB.

Liquidity and Capital Resources

The Company had cash on hand of $72,329 at January 31, 2008. The Company had a negative net cash flow for the twelve months ended months ended January 31, 2008 of $269,347 compared to a negative cash flow of $8,415 for the twelve months ended January 31, 2007. On April 2, 2008 we issued 20,146,000 shares of common stock at a price of $.05 per share for total consideration of $1,007,300 to related parties and other current shareholders. These funds were advanced to our subsidiary, CDC, to be used in its operations. The Board of Directors has authorized the sale of additional shares in the amount of $492,700. There is no assurance that we will complete the sale of these securities.

In order to maintain maximum flexibility in financing the business, on December 1, 2006, our subsidiary, CDC, entered into a Revolving Credit Agreement with Bank of Oklahoma, N.A. The Credit Agreement provided for up to a $3.0 million revolving credit facility. The actual amount of credit available under the Credit Agreement is subject to a borrowing base determination based on CDC’s qualified accounts receivable and inventory. The revolving credit facility may be used for working capital and other lawful corporate purposes and for the issuance of letters of credit. Chatsworth has guaranteed the payment obligations of CDC under the Credit Agreement. The credit agreement expired on November 30, 2007 and was renewed until February 29, 2008. On April 3, 2008 CDC renewed its credit facility with Bank of Oklahoma, N.A. The agreement provides for a line of credit in the maximum amount of $3.0 million. The line is secured by all the assets of CDC and the Company is the guarantor of the subsidiary’s obligations under the agreement. The outstanding advances under the Credit Agreement bear interest of an annual rate equal to the Prime Rate, as defined in the credit agreement, plus a margin of 2.0%. Interest is payable in arrears on a monthly basis. The agreement provides for a standby fee of 1% on the unused portion of the facility. The credit agreement, among other things, restricts CDC’s ability to (i) incur additional indebtedness, (ii) create or incur liens, (iii) enter into or assume certain leases, (iv) guarantee the indebtedness of any other person, (v) enter into any merger, consolidation or similar transaction or sell all or substantially all of its assets, or (vi) incur any ownership change. The credit agreement also requires CDC to maintain a minimum net capital in accordance with GAAP and a fixed charge coverage ratio. The revolving credit facility expires and all outstanding principal is payable on February 28, 2009.

We believe that our existing cash balance at January 31, 2008, increased by the cash provided at the closing under the Common Stock Agreement on April 2, 2008, coupled with our ability to borrow under our credit agreement will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, we cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

We owe $1.5 million to the CDC sellers; $.5 million is payable October 31, 2008, $.5 million on January 31, 2009, and $.5 million on April 30, 2009. The original notes dated August 6, 2006 were amended on July 31, 2007 and again on March 31, 2008. As of January 31, 2008, notes payable totaled $1.5 million, with $.5 million due March 31, 2008 and $1.0 million due August 6, 2008. On March 31, 2008, a second amendment to the notes payable was made. The maturity schedule was amended to provide that a principal payment of $500,000 is due October 31, 2008; principal of $500,000 is due on January 31, 2009; and principal of $500,000 is due April 30, 2009. Interest is payable quarterly in arrears on the principal balance at 6.54%. Additional interest at the rate of 3% per annum accrues and is payable as the principal amounts become due. Interest for the period year ended January 31, 2008 was $122,220. We believe cash flow from operations will be sufficient to repay the note.

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease calls for minimum lease payments of approximately $10,605 per month through August 31, 2008 it expired in August 2008. The lease was renewed for an additional twelve months and now expires in August 2009 and calls for monthly payments of $10,923. In March 2007 we entered into a lease agreement for approximately 1,270 square feet of space from an unrelated party which expires April 30, 2010. In September 2007 we entered into a lease agreement for approximately 700 square feet of space from an unrelated party which expires on September 30, 2012. All leases have been classified as operating leases.

The minimum future non-cancelable aggregate lease payments under all operating leases are as follows:
For the 12 months ending January 31,

2009	$189,614
2010	137,406
2011	34,005
2012	10,081
2013	5,977
Thereafter	-

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

The Rights Agreement provides that its provisions may be waived in writing by holders of at least a majority of the registrable securities (i.e., the shares of common stock and warrant shares). The Company received a written waiver on December 4, 2006, from Vision Opportunity Master Fund Ltd., as the holder of a majority of the registrable securities, which waived the liquidated damages until October 4, 2007 for failure of the registration statement to cover the resale of the warrant shares. However, the Company has not received a waiver for the Company’s failure to have the registration statement for the resale of the common shares declared effective on or before January 20, 2007. Accordingly, the Company has accrued $754,600, for these penalties. On April 3, 2008, the Company executed a Penalty Settlement Agreement, whereby the accrued late registration penalties were converted to promissory notes in the aggregate amount of $754,600. The notes bear interest at 12% per annum and mature on March 10, 2010. If the Adjusted Share Price of the Company’s common stock is equal to or greater than $.25 for a period of five consecutive days, the Company has the option of paying any or all of the accrued interest in its common stock. The agreement relieves the Company of any further obligation to register the investors’ shares that were subject to a pending registration statement on Form SB-2.

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

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed and is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on management’s assessment, there were no indicators of impairment of the Company’s intangible assets or recorded goodwill at January 31, 2008.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2008, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

The following table lists the Company's current executive officers and directors:

Name	Age	Position
Sidney L. Anderson	61	Chairman of the Board, President, Chief Executive Officer
Iain Drummond	37	Director
William H. Moothart	72	Director
Steven W. Lefkowitz	52	Director
Teong C. Lim	68	Director
Louis W. Dedier, III	44	President & Chief Executive of Subsidiary
Clayton Woodrum	68	Chief Financial Officer
J. Stewart Asbury III	59	Executive Vice President and Chief Operating Officer of Subsidiary

Sidney L. Anderson. Mr. Anderson was appointed Chairman of our Board of Directors upon the closing of the purchase of CDC on August 7, 2006, and now serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Anderson began his professional career with Peat, Marwick, Mitchell & Co., (currently KPMG) in Tulsa, Oklahoma, where he was employed from 1972 through 1977 in the firm’s tax department, last serving as a Tax Manager. He then practiced law for five years and was a partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar in Tulsa, Oklahoma. In 1981, Mr. Anderson founded Pan Western Energy Corporation, a small publicly traded oil and gas exploration and production company, where he served as the company’s President and Chief Executive Officer and Chairman of its Board of Directors for nineteen years until the company was sold October 1, 2000. Since 2001, Mr. Anderson has provided consulting services to a number of companies on a variety of financial and business matters. From September 2005 to July 2006, Mr. Anderson spent a majority of his time working on the acquisition of Chatsworth Data Corporation. From February 2005 to July 2006, Mr. Anderson served on the Board of Health Sciences, Inc., a publicly traded company. Mr. Anderson has served on the board of numerous civic and academic organizations as well as public trust authorities including the board of trustees of Oklahoma State University - Tulsa and the University of Tulsa, College of Business Administration Executive Advisory Board. Mr. Anderson has also served as a trustee of the Tulsa Industrial Authority, the University Center at Tulsa Trust Authority and the Economic Development Commission for the City of Tulsa. In addition, Mr. Anderson served in the United States Army Reserve (Captain) from 1971 through 1986 and is a member of the National Eagle Scout Association. Mr. Anderson received his undergraduate degree in Business Administration from the University of Oklahoma in 1969 and his Juris Doctorate degree from the University of Oklahoma in 1972.

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

Steven W. Lefkowitz. Mr. Lefkowitz was appointed to our Board as of November 1, 2007. Mr. Lefkowitz founded Wade Capital Corporation, a privately held investment firm, and has served as it President since 1990. From 1988 to 1990, Mr. Lefkowitz served as a Vice President of Corporate Finance for Drexel Burnham Lambert, Incorporated, where he had been employed since 1985. Mr. Lefkowitz serves on the Board of Directors of Franklin Credit Management Corporation (NASDAQ:FCMC) and several private companies. Mr. Lefkowitz holds a Bachelor of Arts Degree in History from Dartmouth College and a Masters in Business Administration from Columbia University.

Teong C. Lim. Mr. Lim was appointed to out Board as of November 1, 2007. Mr. Lim is currently serving as a Director for Electronic Sensor Technology, Inc. (OTC:BB “ENSR”). Prior to his retirement from EST in July 2007, Dr. Lim held various senior management positions, including President and CEO. Dr. Lim is a Senior Life Member of the Institute of Electrical and Electronics Engineers (IEEE) and Professional Engineers of Canada. Dr. Lim has served on the Program Committee and Session Chairman for many symposia and has more than 30 technical publications. Dr. Lim received a Bachelor of Science degree in engineering from National Taiwan University, a Master of Science degree in electrical engineering from Ottawa University and a Ph.D. degree from McGill University. From 1968 to 1970, he was a Postdoctoral Fellow at Imperial College of Science, Technology and Medicine of London University in England. Dr. Lim also received an MBA degree from Pepperdine University in 1982. Presently he is serving as a Regent of the Loyola Marymount University.

Louis W. Dedier, III. Mr. Dedier was appointed as the President and Chief Executive Officer of Chatsworth Data Corporation, Inc., our subsidiary, on December 1, 2007. Prior to joining CDC, Mr. Dedier was Vice President of Western U.S. operations for Election Systems & Software for five years. He was responsible for sales and service of election systems in the western United States. Prior to that, Mr. was involved in a number of businesses in the private sector. Mr. Dedier attended California State University.

J. Stewart Asbury III. Mr. Asbury was appointed as Executive Vice President and Chief Operating Officer of Chatsworth Data corporation, Inc., our subsidiary, on December 1, 2007. Prior to that, he had served as President and Chief Executive of the Company. Mr. Asbury began his professional career with Arthur Andersen & Co. in Atlanta, Georgia. While with Arthur Andersen, Mr. Asbury was a Senior Consultant in the firm’s consulting division which is now Accenture. His responsibilities primarily consisted of designing and implementing management and process systems. In 1980, Mr. Asbury joined Byers Engineering in Atlanta, Georgia where he was employed as Division Manager and was responsible for the creation of Byers’ Geographical Information Systems products and markets. During his tenure as Division Manager, the division grew from $900,000 in annual revenues to $18.0 million in annual revenues and employed over 500 people. In 1990, Mr. Asbury became Vice President of Byers Engineering and was responsible for the implementation of the company’s Seibel sales tracking and management system. In 1998, Mr. Asbury became Senior Vice President of SpatialAge Solutions, a division of Byers Engineering focused on the GIS software products business. In 2001, he became President of SpatialAge Solutions and served in that capacity until 2005. Mr. Asbury received his BA in Psychology from the University of Georgia in 1969 and his MBA in Management Policy and Systems from the University of Georgia in 1978. He has served on the Board of Directors of the Geospatial Information and Technology Association and is a former President of that organization. From 1970 through 1974, Mr. Asbury served in the United States Air Force.

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

Audit Committee of the Board of Directors

Our Board of Directors established a separately-designated standing Audit Committee in September 2006 when the new directors took office. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company's accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission. The current members of the Audit Committee are Steven W. Lefkowitz, Chairman, and Teong C. Lim. The Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the SEC. The Board of Directors has determined that Mr. Lefkowitz is a “financial expert” who is independent of management in accordance with the applicable regulations.

Director Nominations

The Board of Directors has established a separate nominating committee. The Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. The Board also has the role of managing the process for evaluating current Board members at the time they are considered for re-nomination. After considering the appropriate skills and characteristics required on the Board, the current makeup of the Board, the results of the evaluations, and the wishes of the Board members to be re-nominated, the Chairman recommends to the Board whether those individuals should be re-nominated. On at least an annual basis, the Chairman reviews with the Board whether it believes the Board would benefit from adding a new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If the Board determines that a new member would be beneficial, the Chairman and other Board members solicit and receive recommendations for candidates. All potential candidates, regardless of their source, are reviewed under the same process. The Chairman screens the available information about the potential candidates. Based on the results of the initial screening, interviews with viable candidates are scheduled with Board members and senior members of management. Upon completion of these interviews and other due diligence, the Chairman may recommend to the Board the election or nomination of a candidate.

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

Based solely on our review of the copies of such reports furnished to us and any written representations that no other reports were required during fiscal year ended January 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners during the fiscal year ended January 31, 2008, were complied with on a timely basis, except that a report on Form 4, Statement of Changes in Beneficial Ownership of Securities, covering one transaction relating to a purchase of shares was filed late by Mr. Anderson, a report on Form 4, covering one transaction relating to a purchase of shares was filed late by Vision Opportunity Master Fund, Ltd. , a report on Form 3, Initial Statement of Beneficial Ownership of Securities was filed late by Mr. Lefkowitz, a report on Form 4, covering one transaction relating to an automatic option grant to a member of our Board of Directors was filed late by Mr. Lefkowitz, and a report on Form 3, Initial Statement of Beneficial Ownership of Securities was filed late by Mr. Dedier.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth certain information about the compensation paid to our executive officers during the fiscal years ended January 31, 2007 and January 31, 2008. Slavko Bebek served as chief executive officer and chief financial officer of the Company during 2006 until the consummation of the acquisition of CDC on August 7, 2006. Mr. Bebek did not receive any compensation for those services.
Summary Compensation Table

Name and Principal Position	Fiscal Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Sid L. Anderson, Chairman,	2007	$48,000	--	$480,000	$227,487	$253,000	$1,008,487
President and CEO (3)	2008	$96,000	--	--	--	--	$96,000
Louis W. Dedier, III, President and	2007	--	--	--	--	--	--
CEO of CDC	2008	$30,800	--	--	$4,419	$2,000	$33,219
J. Stewart Asbury, III, Executive Vice President	2007	$107,536	--	--	$17,031	$20,000	$144,567
and Chief Operating Officer of CDC	2008	$199,160	--	--	$34,062	$12,000	$245,222
Clayton E. Woodrum,	2007	$44,000	--	--	$36,840	--	$80,840
Chief Financial Officer	2008	$96,000	--	--	--	--	$96,000

(1)
Each executive officer except for Louis W. Dedier, III, commenced service on August 7, 2006, upon consummation of the acquisition of CDC. Prior to that time, the Company did not pay any compensation to any of its officers. Mr. Dedier commenced service on December 1, 2007.

(2)
The dollar amount stated for stock and option awards reflect the expense recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007 and January 31, 2008, in accordance with SFAS 123(R). The assumptions utilized in the calculation of these amounts are set forth in Note 10 to the Company’s consolidated financial statements included in this Form 10-KSB.

(3)	The Company has entered into a consulting agreement with Mr. Anderson pursuant to which he has been engaged to serve as Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Anderson is paid a consulting fee of $8,000 per month under this agreement. Upon entering into the agreement, the Company granted Mr. Anderson 2,000,000 shares of common stock and options to acquire 2,000,000 shares of common stock and paid him $205,000 as a reimbursement for certain expenses incurred by his consulting company.

The following table sets forth certain information regarding stock options held as of January 31, 2008, by the executive officers named in the summary compensation table above.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Sid L. Anderson	2,000,000	--	$0.30	7/31/2011	--	--	--	--
Louis W. Dedier, III	55,556	944,444 (2)	$0.10	11/30/2012	--	--	--	--
J. Steward Asbury III	500,000	500,000 (1)	$0.30	7/31/2011	--	--	--	--
Clayton Woodrum	500,000	--	$0.30	7/31/2009	--	--	--	--

(1)	The options vest in equal monthly installments over a remaining 18-month period.
(2)	The options vest in equal monthly installments over a remaining 34 month period.

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

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Sidney L. Anderson(2)	--	--	--	--	--
Iain Drummond	--	--	$6,144	--	$6,144
William H. Moothart	--	--	$3,936	--	$3,936
Steven W. Lefkowitz	--	--	$38,314	--	$38,314
Teong C. Lim	--	--	$10,881	--	$10,881

(1)
The dollar amount stated for stock awards and option awards reflect the expense recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007, in accordance with SFAS 123(R). The assumptions utilized in the calculation of the amounts stated for stock option awards are set forth in Note 10 to the Company’s consolidated financial statements included in this Form 10-KSB.

(2)	Directors’ compensation for Mr. Sid L. Anderson is not included in this table, as it is presented in the Summary Compensation Table for Executive Officers.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

The Company has entered into the following employment and consulting agreements:

Dedier Employment Agreement. Mr. Dedier has been retained as the President and Chief Executive Officer of Chatsworth Data Corporation, Inc. for a three-year term at a salary of $184,000 per year. Mr. Dedier’s compensation plan provides for incentive compensation based on a percentage of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Mr. Dedier will receive 1.5% of EBITDA commencing at an EBITDA level of $1.0 million and up to 5.5% of EBITDA in excess of $5.0 million on an annual basis. In addition, he will be provided with an apartment and a leased automobile for the term of the employment agreement. The agreement grants options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.10 per share. The options vest equally over the thirty-six month term at the rate of 27,778 per month. The options have a five year term. If Mr. Dedier is terminated without cause, he will receive the lesser of twelve months salary or the balance of his salary for the remainder of the term and all unvested options will vest immediately. Mr. Dedier’s employment was effective December 1, 2007.

Asbury Employment Agreement. Mr. Asbury has been retained as Executive President and Chief Operating Officer of Chatsworth Data Corporation, Inc. for the remainder of the term of his original agreement effective December 1, 2007. His original agreement began on August 7, 2006 and had a term of three years. He will be paid an annual salary of $120,000 for the remainder of the term of the agreement. In addition, he will receive a $1,000 per month auto allowance for the three-year term. He was granted options to purchase 1,000,000 shares of our common stock at a price of $0.30 per share, which options vest in equal monthly installments over the three-year term. In the event we terminate Mr. Asbury’s employment “without cause,” he will be entitled to receive the greater of $60,000 or the balance of his salary for the remainder of the term and all unvested options will vest immediately.

Woodrum Consulting Agreement. Mr. Woodrum has been engaged as a consultant to serve as the Chief Financial Officer of the Company for a term of one year at a salary of $8,000 per month. In addition, he was granted a fully-vested option to purchase 500,000 shares of our common stock at a price of $0.30 per share. This consulting agreement is terminable upon 30 days notice by either party. Mr. Woodrum’s agreement was effective August 7, 2006.

Anderson Consulting Agreement. Mr. Anderson has been engaged as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He is paid at the rate of $8,000 per month. Pursuant to this agreement, the Company paid Mr. Anderson $205,000 for reimbursement of expenses of his consulting company incurred in connection with the transactions relating to the acquisition of CDC. In addition, Mr. Anderson was granted (i) 2,000,000 shares of our common stock and (ii) fully-vested options to purchase 2,000,000 shares of our common stock at a price of $0.30 per share. Mr. Anderson is not to receive any other compensation for services from the Company. If Mr. Anderson participates in locating future acquisitions which are completed by the Company, he is entitled under the agreement to receive 2.5% of the total consideration paid by the Company in such transaction, which consideration will be payable in stock or cash at the Company’s election. The consulting agreement provides that even if Mr. Anderson is no longer serving as a Director, he will remain as a consultant at the foregoing rate of pay until July 2008. Mr. Anderson’s agreement was effective August 7, 2006.

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

Subject to adjustments, no more than 10,000,000 shares of common stock may be issued in the aggregate under the plan. If Awards are granted under the plan and subsequently expire or are forfeited to the Company, the shares of common stock underlying those awards will be available for reissuance. As of January 31, 2008, options to purchase 7,700,000 shares of common stock have been granted under the plan. Options to purchase 193,333 have been canceled.

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

Security Ownership of Certain Beneficial Owners and Management

As of April 18, 2008, Chatsworth had 51,396,000 shares of its common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 18, 2008, by (i) each person known by us to own beneficially 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and officers as a group:

Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Sidney L. Anderson (2)	7,000,000	13.1%
William H. Moothart (3)	311,923	*
Iain Drummond (4)	295,000	*
Steven W. Lefkowitz (5)	3,202,500	6.2%
Teong C. Lim (6)	165,000	*
J. Stewart Asbury III (7)	988,889	1.9%
Clayton E. Woodrum (8)	1,680,000	3.2%
Caramat Ltd. (9)	3,000,000	5.7%
Louis W. Dedier, III (10)	694,444	1.4%
Vision Opportunity Master Fund Ltd. (11)	28,123,000	49.2%
Ashcrete Research & Development, LLC (12)	2,800,000	5.4%
All officers and directors (8 persons) (13)	14,087,756	21.5%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 20710 Lassen Street, Chatsworth, CA 91311. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of April 18, 2008 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated. * (less than 1%)

(2)	Includes 1,000,000 shares owned by Sidney L. Anderson Company, LLC, a company owned by Mr. Anderson, and 4,000,000 shares underlying options exercisable at $0.30 per share.
(3)	Includes 235,000 shares underlying options exercisable at $0.65 per share.
(4)	Includes 235,000 shares underlying options exercisable at $.065 per share and $60,000 shares underlying options exercisable at $.30 per share.
(5)	Includes shares underlying options to purchase 165,000 exercisable at $.12 per share and shares underlying options to purchase 187,500 shares at $.50 per share.
(6)	Includes shares underlying options to purchase 165,000 shares exercisable at $.12 per share.
(7)	Includes 50,000 shares underlying warrants exercisable at $0.30 per share and 638,889 shares underlying options exercisable at $.30.
(8)	Includes 500,000 shares underlying options exercisable at $0.30 per share and 60,000 shares underlying warrants exercisable at $0.30 per share.

(9)
Owner’s address is P.O. Box N-1808, Eastern Road, Nassau, Bahamas. Includes 1,000,000 shares underlying warrants exercisable at $0.30 per share. The natural person with voting and investment power for the stockholder is James Moir.

(10)	Includes 194,444 shares underlying options exercisable at $.10 per share.
(11)	Owner’s address is 20 West 55th Street, 5th Floor, New York, NY 10019. Includes 5,800,000 shares underlying warrants exercisable at $.30 per share.
(12)	Owner’s address is 3215 East 73rd Place, Tulsa, Oklahoma 74136. The natural person with voting and investment decision power for Ashcrete Research and Development, LLC is Thomas Scriminger.
(13)	Includes an aggregate of 4,690,833 shares underlying options and warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of January 31, 2008, concerning outstanding stock options and rights to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders(1)	7,227,500	$0.33	2,772,500
Equity compensation plans not approved by stockholders	--	--	--
Total	7,227,500	$0.33	2,772,500

(1)	Consists of the Company’s 2006 Equity Incentive Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon the closing of the Company’s purchase of CDC in August 2006, the Company entered into a consulting agreement with Sidney L. Anderson, Chairman of our Board of Directors, President and Chief Executive Officer. Pursuant to the consulting agreement, the Company paid Mr. Anderson $205,000 related to his activities prior to closing. Approximately $150,000 was to reimburse his actual expenses incurred during the period from September 2005 thru July 2006, including travel expenses, due diligence expenses, accounting fees, legal fees and commitment fees. The balance of $55,000 was paid as compensation for services rendered from March 2006 thru August 7, 2006, related to due diligence, preparation of information required to solicit an investment banker, assembling the management team to assume operations of CDC post-acquisition, assembling the investor group required to acquire CDC, acquisition of the shell used to acquire CDC, structuring the transaction to acquire CDC, and orchestrating the acquisition and post-takeover of CDC. Pursuant to the consulting agreement, Mr. Anderson also received (i) 2,000,000 shares of our common stock and (ii) an option to purchase 2,000,000 shares of common stock at a price of $0.30 per share.

Sidney L. Anderson Company, LLC (“SLACO”), a consulting company owned by Mr. Anderson, received 1,000,000 shares of our common stock as part of the 1,700,000 shares of our common stock provided to Chatsworth Acquisition Group, a group which introduced SLACO to Chatsworth Data Corporation. CAG consisted of SLACO, Mr. William Walker, Jr., Mr. Robert S. Anselmo and Mr. Raymond T. Bennett.

William H. Moothart, one of our directors, was a former stockholder of CDC. In connection with our purchase of all of the outstanding shares of common stock of CDC from CDC’s stockholders on August 7, 2006, Mr. Moothart received (i) $1,230,768 in cash, (ii) a promissory note in the principal amount of $615,384, (iii) 76,923 shares of our common stock, and (iv) $61,538 in cash as a tax reimbursement payment. The promissory note bears interest at 6.54% per annum, which interest is payable quarterly on the first day of the calendar month immediately following the end of a calendar quarter. $153,846 was paid the year ended January 31, 2008, $153,846 is due on October 31, 2008, $153,846 is due on January 31, 2009, and $153,847 is due on April 30, 2009.

Director Independence

Our Board of Directors has established an Audit Committee and Compensation Committee. The Board of Directors has determined that Steven K. Lefkowitz and Teong C. Lim, both of whom currently serve as the members of the Audit Committee and Compensation Committee, are “independent directors” under the Rule 10a-3(b)(1) of the Securities Exchange Act of 1934, as amended.

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation as filed on November 29, 2006 (5)
3.3	Restated Bylaws (2)
4.1	Form of Investor Warrant (2)
4.2	Form of Consultant Warrant (2)
10.1	Form of Common Stock and Warrant Purchase Agreement by and between the Company and investors dated July 31, 2006 (2)
10.2	Form of Investor Rights Agreement by and between the Company and investors dated July 31, 2006 (2)
10.3*	Employment Agreement by and between the Company and J. Stewart Asbury III dated July 31, 2006 (2)
10.4*	Consulting Agreement by and between the Company and Sidney Anderson dated July 31, 2006 (2)
10.5	Form of Promissory Note issued to CDC stockholders (2)
10.6*	Consulting Agreement by and between the Company and Clayton Woodrum (2)
10.7	Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC (2)
10.8	Consulting Agreement dated July 31, 2006, between the Company and Euro Catalysts Capital Markets (2)
10.9	Consulting Agreement dated July 31, 2006, between the Company and Cypress Advisors, LLC (2)
10.10*	2006 Equity Incentive Plan (3)
10.11*	Non-Employee Director Compensation Plan (3)
10.12	Form of Director and Officer Indemnification Agreement (3)
10.13	Sublease agreement dated August 10, 2005, between Accunex, Inc. and Chatsworth Data Corporation (5)
10.14	International Joint Marketing and Sales Agreement effective November 1, 2006, between Chatsworth Data Corporation and Pearson Assessments, a division of Pearson NCS, Inc. (5)
10.15	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A. (4)
10.16	Promissory Note dated December 1, 2006, of Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A. (4)
10.17	Form of Allonge to Promissory Note issued to CDC stockholders (6)
10.18	Form of Common Stock Purchase Agreement (7)
10.19	Form of Lock Up Agreement (7)
10.20	Amendment to Revolving Credit Agreement (7)
Promissory Note of Chatsworth Data Corporation to Bank of Oklahoma, N.A. (7)
Penalty Settlement Agreement and form of promissory note (7)
21.1	List of Subsidiaries **
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed March 12, 2004.
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 11, 2006.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed October 20, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended October 31, 2006.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed February 20, 2007.

(6)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 3, 2007.
(7)	Incorporated by reference to Registrant’s Report on Form 8-K filed April 9, 2008.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A., our independent auditors, for professional services rendered for the fiscal years ended January 31, 2008 and January 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees(1)	$165,321	$200,853
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	23,460	56,523
Total Fees	$188,781	$257,376
________________________

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

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. Prior to September 2006, the board of Directors did not have an Audit Committee. Accordingly, none of the fees shown above for fiscal 2007 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH DATA SOLUTIONS, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Sidney L. Anderson
Sidney L. Anderson, President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Sidney L. Anderson Sidney L. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2008

/s/ Clayton E. Woodrum Clayton E. Woodrum	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008

/s/ Louis W, Dedier Louis W. Dedier, III	President and CEO of Chatsworth Data Corporation, Inc.	April 30, 2008

/s/ Iain Drummond Iain Drummond	Director	April 30, 2008

/s/ William H. Moothart William H. Moothart	Director	April 30, 2008

/s/Steven K. Lefkowitz Steven K. Lefkowitz	Director	April 30, 2008

/s/ Teong C. Lim Teong C, Lim	Director	April 30, 2008

/s/ Stewart C. Asbury Stewart C. Asbury, III	Executive Vice President and COO of Chatsworth Data Corporation, Inc.	April 30, 2008

Index to Financial Statements

CHATSWORTH DATA SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Consolidated Balance sheet (Successor) as of January 31, 2008	F-3

Consolidated statements of operations for year ended January 31, 2008 (Successor), the period
August 1, 2006 through January 31, 2007 (Successor), and the period February 1, 2006 through July 31, 2006 (Predecessor)
F-4

Consolidated statements of changes in stockholders’ equity for the year ended January 1, 2008, and the period August 1, 2006 through January 31, 2007 (Successor)	F-5

Consolidated statements of cash flows for the year ended January 31, 2008 (Successor), the period August 1, 2006 through January 31, 2007 (Successor), and the period February 1, 2006 through July 31, 2006 (Predecessor)
F-6

Notes to consolidated financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chatsworth Data Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Chatsworth Data Solutions, Inc. and subsidiary (Successor) as of January 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows (Successor) for the year ended January 31, 2008 and for the period August 1, 2006 through January 31, 2007. We have also audited the accompanying statements of operations and cash flows of Chatsworth Data Corporation (Predecessor) for the period February 1, 2006 through July 31, 2006. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chatsworth Data Solutions, Inc. and subsidiary at January 31, 2008, and the consolidated results of their operations and their cash flows for the year ended January 31, 2008 and for the period August 1, 2006 through January 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period February 1, 2006 through July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
April 24, 2008

CHATSWORTH DATA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEET (Successor)

January 31, 2008

ASSETS
Current Assets
Cash	$72,329
Accounts receivable, less allowance for doubtful accounts of $16,367	1,377,486
Inventories	1,550,974
Prepaid expenses	40,457

Total current assets	3,041,246

Property and equipment, net	377,061
Goodwill	3,926,643
Intangible assets, net	1,639,640
Other assets	24,734

Total assets	$9,009,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,181,750
Accrued liabilities	285,955
Line of credit	1,797,593
Current portion of notes payable	1,000,000

Total current liabilities	4,265,298

Notes payable, net of current portion	500,000

Registration payment penalty	754,600

Total liabilities	5,519,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding	312
Additional paid-in capital	6,493,184
Accumulated deficit	(3,004,070)

Total stockholders' equity	3,489,426

Total liabilities and stockholders' equity	$9,009,324

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended January 31, 2008,
the period August 1, 2006 through January 31, 2007, and
the period February 1, 2006 through July 31, 2006,

	Successor		Predecessor
	For the year ended January 31, 2008	For the period August 1, 2006 through January 31, 2007	For the period February 1, 2006 through July 31, 2006

Net sales	$9,280,618	$4,314,310	$4,641,005
Cost of sales	5,810,500	2,570,909	3,493,833
Gross profit	3,470,118	1,743,401	1,147,172

Operating expenses:
General and administrative	4,041,737	2,673,154	423,028
Depreciation	132,832	22,866	12,304
Amortization of intangible assets	995,040	497,520	-

Income (loss) from operations	(1,699,491)	(1,450,139)	711,804

Other income (expense)
Interest expense	(205,988)	(65,938)	-
Interest income	2,850	19,137	9,964
Registration payment penalty	(371,600)	(383,000)	-
Other income (expense), net	(574,738)	(429,801)	9,964

Income (loss) before income taxes	(2,274,229)	(1,879,940)	721,804
Income taxes (benefit)	(551,555)	(696,000)	19,164

Net income (loss)	$(1,722,674)	$(1,183,940)	$702,640

Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding	31,250,000	18,539,541

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the year ended January 31, 2008 and
the period August 1, 2006 through January 31, 2007

Successor

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Successor
Balance, August 1, 2006	5,831,570	$58	$91,609	$(97,456)	$(5,789)

Cancellation of common stock	(2,331,570)	(23)	23	-	-

Issuance of common stock to investors, net of financing costs	22,000,000	220	4,789,952	-	4,790,172

Issuance of common stock for acquisition	250,000	2	59,998	-	60,000

Issuance of common stock for services related to acquisition	3,500,000	35	479,965	-	480,000

Fair value of warrant issued for services related to acquisition	-	-	37,080	-	37,080

Issuance of common stock for services	2,000,000	20	479,980	-	480,000

Fair value of vested options	-	-	339,957	-	339,957

Net loss	-	-	-	(1,183,940)	(1,183,940)

Balance, January 31, 2007	31,250,000	312	6,278,564	(1,281,396)	4,997,480

Net loss	-	-	-	(1,722,674)	(1,722,674)

Fair value of vested options	-	-	214,620	-	214,620

Balance, January 31, 2008	31,250,000	$312	$6,493,184	$(3,004,070)	$3,489,626

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended January 31, 2008,
the period August 1, 2006 through January 31, 2007,
and the period February 1, 2006 through July 31, 2006

	Successor		Predecessor
	For the year ended January 31, 2008	For the period August 1, 2006 through January 31, 2007	For the period February 1, 2006 though July 31, 2006
Cash Flows from Operating Activities
Net income (loss) for the period	$(1,722,674)	$(1,183,940)	$702,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,127,872	520,386	12,304
Issuance of common stock for services	-	480,000	-
Fair value of vested options	214,620	339,957	-
Income tax benefit	(551,555)	(696,000)	-
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(729,700)	460,250	(621,749)
Inventories	(478,766)	123,203	(111,984)
Prepaid expenses	40,128	(74,188)	24,294
Other assets	16,937	(19,675)	-
Accounts payable	848,860	(292,908)	357,281
Accrued liabilities	(473,559)	(209,588)	19,690
Accrued registration payment penalty	371,600	383,000	-
Income taxes payable	-	-	(53,500)
Customer deposits	-	-	622,650
Net cash provided by (used in) operating activities	(1,336,237)	(169,503)	951,626
Cash Flows from Investing Activities
Purchase of property and equipment	(230,703)	(248,232)	(1,717)
Acquisition, net of acquired cash	-	(4,030,761)	-
Net cash provided by (used in) investing activities	(230,703)	(4,278,993)	(1,717)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	4,790,172	-
Distribution to shareholders	-	-	(1,300,000)
Net proceeds from line of credit	1,797,593	-	-
Principal payments on note payable	(500,000)	-	-
Net cash provided by (used in) financing activities	1,297,593	4,790,172	(1,300,000)

Increase (decrease) in cash	(269,347)	341,676	(350,091)
Cash and cash equivalents, beginning of period	341,676	-	788,781
Cash and cash equivalents , end of period	$72,329	$341,676	438,690
Supplemental cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	208,763	54,828	-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued at fair value for acquisition	$-	$60,000	$-
Common stock issued at fair value for services related to acquisition	-	480,000	-
Warrant issued at fair value for services related to acquisition	-	37,080	-
Notes payable issued for acquisition	-	2,000,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the year ended January 31, 2008 (Successor),
the period August 1, 2006 through January 31, 2007 (Successor), and the period February 1, 2006 through July 31, 2006 (Predecessor),

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the “Company”), through its wholly owned subsidiary Chatsworth Data Corporation (“CDC”), manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company's fiscal year-end is January 31.

On August 7, 2006, the Company completed the acquisition of CDC for $7,246,531 including transaction costs. The acquisition was deemed effective August 1, 2006, and was accounted for as purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations . The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition (see Note 2).

Liquidity and Capital Resources

The Company had cash on hand of $72,329 at January 31, 2008. During the year ended January 31, 2008, the Company incurred a net loss of $1,722,674 and used cash in operations of $1,336,237.

Subsequent to January 31, 2008, the Company (or CDC) converted a registration payment obligation into a note payable, amended its notes payable and line of credit agreements to extend principal payments and maturity dates, and issued common stock for proceeds of $1,007,300. Management believes these actions will, among other things, enhance the liquidity and capital resources of the Company.

As of January 31, 2008, the Company had accrued $754,600 for liquidated damages to investors for failing to meet certain registration statement filing deadlines. Damages were accruing at approximately $1,833 per day. On March 10, 2008, the Company and investors signed a settlement agreement whereby the investors agreed to waive all past, present, and future registration penalties in exchange for promissory notes in the aggregate amount of $754,600. The notes bear interest at 12% and are due March 10, 2010. The agreement relieves the Company of any further obligation to register the investors’ shares that were subject of a pending registration statement (see Note 9).

As of January 31, 2008, notes payable totaled $1,500,000 with principal of $500,000 due on March 31, 2008 and principal of $1,000,000 due on August 6, 2008. On March 31, 2008, a second amendment to the notes payable was made. The maturity schedule was amended so principal of $500,000 is due October 31, 2008; principal of $500,000 is due on January 31, 2009; and principal of $500,000 is due April 30, 2009. In addition, starting April 1, 2008, the interest rate of the outstanding promissory notes will increase to 9.54% from 6.54% at January 31, 2008. No other terms of the notes were modified. The increase in rate will result in approximately $45,000 of additional annual interest expense based on the current amount of the notes payable (see Note 6).

As of January 31, 2008, CDC had borrowed $1,797,593 under its $3 million revolving line of credit. Interest was calculated at prime (6% at January 31, 2008) plus 0.5% on outstanding balances and the line of credit matured February 28, 2008. There are certain covenants under the credit agreement which CDC determined it was not in compliance with as of January 31, 2008.  On April 2, 2008, the Company negotiated an extension of the line of credit from February 29, 2008 to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008. Effective April 2, 2008, interest will increase to prime plus 2%. The increase in rate will result in approximately $36,000 of additional annual interest expense based on the current amount of borrowings.

On April 2, 2008, the Company issued 20,146,000 shares of its common stock at a price of $.05 per share for total consideration of $1,007,300 to related parties and other current shareholders as follows: (i) 10,000,000 shares of common stock were purchased by Vision Opportunity Master Fund, Ltd. (“Vision”), owner of 39.4% of the Company’s common stock before the purchase and approximately 43.4% after the purchase and (ii) 10,146,000 shares of common stock were purchased by officers, directors, management and employees of the Company or CDC and other existing shareholders of the Company. The Company is analyzing the effect, if any, this will have on its financial statements during the first quarter of fiscal 2009.

Management believes that its existing cash balance at January 31, 2008, increased by the cash proceeds from the sale of common stock on April 2, 2008, coupled with the Company’s ability to borrow under its credit agreement will be sufficient to meet its working capital, capital expenditure and investment requirements for at least the next 12 months. The Company may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, there is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.

Basis of presentation

The following provides a description of the basis of presentation for all periods presented.

Successor -Represents the consolidated financial position of the Company and its wholly owned subsidiary as of January 31, 2008, and the consolidated results of operations and cash flows of the Company and its wholly owned subsidiary for the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor -Represents the stockholders’ equity, results of operations, and cash flows of Chatsworth Data Corporation for the period February 1, 2006 through July 31, 2006.

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

Leasehold improvements are amortized over the shorter of the estimated useful life or the life of the building lease, which terminates in August 2009.

Impairment of long-lived assets

The Company periodically reviews the carrying value of its property and equipment and its intangible assets with finite lives, to test whether current events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting the Company's average cost of capital. Based on management’s assessment, there were no indicators of impairment of its long lived assets at January 31, 2008.

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

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and it is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on management’s assessment, there were no indicators of impairment of its recorded goodwill at January 31, 2008.

Shipping and handling fees and costs

Shipping and handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales. Shipping and handling costs are charged to expenses as incurred. Total shipping and handling costs of $9,923 for the year ended January 31, 2008, $3,598 for the period August 1, 2006 through January 31, 2007, and $4,567 for the period February 1, 2006 through July 31, 2006, are included in costs of goods sold for the respective periods.

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

Prior to August 1, 2006, CDC had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for income taxes are included in the financial statements for the period February 1, 2006 through July 31, 2006, other than minimum state income taxes.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payables, accrued liabilities, and registration rights payable approximate fair values due to the short-term nature of the instruments. The carrying value of the Company’s line of credit and notes payable approximates fair value based on the effective interest rates compared to current market rates.

Comprehensive loss

For the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007, the Company had no items that represent other comprehensive income or loss. For the period February 1, 2006 through July 31, 2006, CDC had no items that represent other comprehensive income or loss.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

The Company maintains cash balances at two banks. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially sound and, accordingly, minimal credit risk exists.

For the year ended January 31, 2008, the Company had two customers which accounted for 18% and 15% of total sales. At January 31, 2008, there was $528,868, or 38% of total accounts receivable, due from one of these customers at January 31, 2008. There were no other customers that accounted for over 10% of total sales.

For the period August 1, 2006 through January 31, 2007 the Company had one customer which accounted for approximately 36% of total sales. There were no other customers that accounted for over 10% of total sales or accounts receivable.

For the period February 1, 2006 through July 31, 2006, CDC had two customers which accounted for approximately 25% and 22%, respectively, of its total sales. There were no other customers that accounted for over 10% of total sales.

For the year ended January 31, 2008, the Company had foreign revenue, comprised mostly of sales from Asia (14%) and Europe (8%), which accounted for approximately 22% of total sales. For the period August 1, 2006 through January 31, 2007, the Company had foreign revenue, comprised mostly of sales from Asia (15%) and Europe (14%), which accounted for approximately 33% of total sales. For the period February 1, 2006 through July 31, 2006, CDC had foreign revenue, comprised mostly of sales from Asia (12%) and Europe (8%), which accounted for approximately 28% of total sales.

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

At January 31, 2008, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2008

Options to purchase common stock	7,227,500
Warrants to purchase common stock	12,103,000

For the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive. There were no options or warrants outstanding during the period February 1, 2006 through July 31, 2006. Earnings per share information of the Predecessor are not presented since it was privately owned and its capital structure is not relevant to current Company stockholders.

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

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services . The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006. At January 31, 2008, the Company has accrued an estimated penalty of $754,600 (see Note 9).

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 - ACQUISITION OF CHATSWORTH DATA CORPORATION (Predecessor)

On August 7, 2006, the Company acquired 100 percent of the common stock of Chatsworth Data Corporation (CDC, Predecessor). The acquisition was effective August 1, 2006. CDC manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The outstanding shares of CDC were acquired by the Company in exchange for (i) $4,000,000 cash, (ii) promissory notes of $2,000,000 (iii) 250,000 shares of the Company's common stock valued at $60,000, and (iv) an obligation to reimburse the sellers for certain taxes which amounted to $200,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations . As such, the results of CDC's operations have been included in the consolidated financial statements since August 1, 2006. The components of the purchase price and the allocation of the purchase price are as follows:

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

The following unaudited pro forma operating data shown below presents the results of operations for the year ended January 31, 2007, as if the acquisition of CDC had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

For the Year Ended January 31,
2007
(Unaudited)

Net sales	$8,958,619

Net Income (loss)	$(1,299,177)
Net Income (loss) per share-basic and diluted	$(0.04)

NOTE 3 - INVENTORIES

Inventories consist of the following:

January 31, 2008

Raw materials	$1,443,210
Work in process	73,457
Finished goods	89,949
Reserve for obsolescence	(55,642)
$1,550,974

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

January 31, 2008

Leasehold improvements	$77,663
Machinery and equipment	111,474
Computer equipment	279,330
Furniture and fixtures	64,490
532,957

Less accumulated depreciation	155,896
$377,061

Depreciation expense for the year ended January 31, 2008, the period August 1, 2006 through January 31, 2007, and the period February 1, 2006 through July 31, 2006, was $132,832, $22,866, and $12,304, respectively.

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

For the year ended January 31, 2008, management reviewed goodwill and other intangible assets for possible impairment. Based on management’s assessment, there were no indicators of impairment of its intangible assets or recorded goodwill at January 31, 2008.

As a result of the acquisition of CDC, intangible assets having finite lives consist of the following:

January 31, 2008

Customer Relations	$2,764,500
Propriety Technology	367,700
3,132,200
Less accumulated amortization	1,492,560
$1,639,640

Amortization of intangible assets was $995,040 and $497,520 for the year ended January 31, 2008 and period August 1, 2006 through January 31, 2007. There was no amortization for the period February 1, 2006 through July 31, 2006.

Amortization expense is estimated to be for the year ended January 31:

2009	995,040
2010	534,290
2011	73,540
2012	36,770

NOTE 6 - NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC. The notes were amended July 31, 2007 and March 19, 2008. Under the terms of the notes, as amended, interest is payable quarterly at 6.54% per annum until April 1, 2008, at which time interest will increase to 9.54% per annum. Principal of $500,000 is due October 31, 2008; $500,000 is due on January 31, 2009; and $500,000 is due April 30, 2009.

Included in the $1,500,000 notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company of which $76,923 was paid August 6, 2007 and December 31, 2007. Of the $461,538 note balance, $153,846 is due October 31, 2008, $153,846 is due January 31, 2009 and $153,846 is due on April 30, 2009. The classification of notes payable are as follows:

January 31,
2007

Total notes payable	$1,500,000
Less current portion	(1,000,000)
Long-term portion	$500,000

NOTE 7 - LINE OF CREDIT

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. The credit agreement provides for borrowings of up to $3 million or the maximum available based on specific percentages of accounts receivable and inventory, as determined by the financial institution, whichever is less. At January 31, 2008, $1,797,593 had been advanced and $322,900 was available to CDC under the credit agreement. The outstanding advances under the credit agreement bear interest at an annual rate equal to the prime rate (6.00 % at January 31, 2008) plus an initial margin of .5%. The credit agreement is secured by all the personal property of CDC, including its equipment, accounts receivable and inventory. There are certain covenants and restrictions placed on CDC under the credit agreement, including, but not limited to, quarterly financial covenants specifying a funded debt to EBITDA (as defined) ratio, a minimum fixed-charge (as defined) coverage ratio, and restrictions or limitations on issuance of additional debt, mergers, leases, guaranties, transactions with affiliates, or change in control. CDC determined it was not in compliance with all covenants as of January 31, 2008. The line of credit matured on February 29, 2008. On February 29, 2008, the Company negotiated an extension of the line of credit to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008.

The Company anticipates that it will be able meet its obligations as they become due, including the note principal payments plus interest due to the selling shareholders.

NOTE 8 - INCOME TAXES

The components of the consolidated income tax benefit are as follow:

	Year ended January 31, 2008	Period August 1, 2006 through January 31, 2007
Federal:
Current	$-	$-
Deferred	506,385	639,000
State:
Current	-	-
Deferred	45,170	57,000

Total	$551,555	696,000

Significant components of the Company's deferred income tax liability at January 31, 2008:

January 31,
2008
Deferred tax liabilities:
Intangible assets	$653,367

Deferred tax assets:
Net operating loss carry forward	533,145
Deferred taxes due to change from Sub S to C corporation	80,000
Inventory	24,641
Share-based compensation	232,632
Total deferred tax assets	870,418
Valuation allowance for deferred tax assets	(217,051)
Net deferred tax assets	653,367

Net deferred income taxes	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate for the year ended January 31, 2008 and period from August 1, 2006 to January 31, 2007 is as follows:

	Year ended January 31, 2008	Period August 1, 2006 through January 31, 2007

Tax expense at the U.S. statutory income tax rate	34.0%	34%
State tax net of federal tax benefit	3.5%	5.8%
Net effect of change from Sub S to C corporation	-	5.3%
Registration payment penalty	(5.5%)	(9.2%)
Net operating loss valuation	(9.4%)	-
Other	1.4%	1.1%
Effective income tax benefit rate	24.0%	37%

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax uncertainties.

NOTE 9 - CAPITAL STOCK

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

In August 2006, the Company completed a private placement financing consisting of 22,000,000 units at a price of $0.25 per unit for total cash proceeds of $5,500,000 ($4,790,172 net of financing costs). Each unit consisted of one share of common stock valued at $0.24 per share and one-half of one share purchase warrant valued at $0.01. A total of 22,000,000 shares of common stock and 11,000,000 warrants were issued. Each full warrant is exercisable into one share of common stock at a purchase price of $0.30 per share on or before July 31, 2011 (see Note 10). The Company entered into an investor rights agreement with the investors in the private placement which provides for penalties if the Company fails to file a registration statement with respect to the shares of common stock sold and the shares of common stock underlying the warrants as soon as possible following the closing of the private placement. In addition, the registration statement must be declared effective by the SEC within a specified period of time after the filing and must be kept effective thereafter for a specified period of time. The registration rights agreement requires the payment of liquidated damages to the investors of approximately $1,833 per day (which represents approximately 1% per month of the total proceeds of $5,500,000) until the Registration Statement is declared effective, payable at the option of the Company in either cash or the Company’s common stock. The Company failed to meet these requirements. Accordingly, the Company had accrued an estimate of $754,600 for these potential penalties, of which $371,600 is included in the Successor’s consolidated statement of operations for the year ended January 31, 2008 and $383,000 is included in the Successor’s consolidated statement of operations for the period August 1, 2006 through January 31, 2007. On March 10, 2008, the Company executed a settlement agreement, whereby the accrued late registration penalties were converted into promissory notes in the aggregate amount of $754,600. If the adjusted share price (as defined) of the Company’s common stock is equal to or greater than $0.25 for a period of five consecutive trading days, the Company has the option of paying any or all of accrued interest in its common stock.

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

On August 1, 2006, the Company entered into an employment agreement with an individual to serve as the Company's chief executive officer. As part of the agreement, the Company granted the individual options to purchase 1,000,000 shares of common stock at a price of $0.30 per share. The options were valued at $102,187, vest over 36 months, and expire July 31, 2011. Compensation expense was recorded of $36,064 for the year ended January 31, 2008 and $17,031 the period August 1, 2006 through January 31, 2007 related to fair value of the vested options.

On September 14, 2006, the Company adopted the 2006 Equity Incentive Plan (the Plan) for its officers, directors and consultants. Subject to adjustments, options to purchase no more than 10,000,000 shares of common stock may be issued in the aggregate under the Plan. The options may not be granted for a term in excess of ten years.

On September 14, 2006, the Company granted options to purchase 1,000,000 shares of common stock at a price of $0.65 per share to four non-employee directors. Options to purchase 520,000 shares of common stock vested immediately, expire July 31, 2016, and were valued at $34,112, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 480,000 shares of common stock vest over 24 months, expire July 31, 2016, and were valued at $31,488. On November 1, 2007, two directors resigned and forfeited 110,000 of unvested options. The Company recognized $13,776 and $5,248 of compensation expense for the year January 31, 2008 and the period August 1, 2006 through January 31, 2007 related to fair value of the vested options.

On November 13, 2006, the Company granted options to purchase 1,000,000 shares of common stock at $0.40 per share to various employees, of which 100,000 of unvested options were forfeited as of January 31, 2008. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire November 12, 2011. The options were valued at $213,500, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $85,400 of compensation expense for the year ended January 31, 2008 and $17,792 of compensation expense for the period August 1, 2006 to January 31, 2007, respectively, related to the fair value of the vested options.

On December 15, 2006, the Company granted options to purchase 100,000 shares of common stock at $0.65 per share, which were forfeited during the first quarter of 2007. As such, no compensation cost was recognized.

On February 21, 2007, the Company agreed with an individual to provide consulting services. As part of the agreement the Company granted the individual options to purchase 250,000 shares of common stock at $0.50 per share. The options vest equally over a twelve month period and expire on February 20, 2012. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is remeasured at each reporting date based on market price until vested. The Company recorded $26,065 of compensation expense related to non-employee stock options through October 31, 2007. On November 1, 2007, the individual was appointed to the board of directors and was granted options under the Plan. Unvested options of 62,500 relating to the consulting agreement were cancelled.

During February 2007 and March 2007, the Company granted options to purchase a total of 150,000 shares of common stock at $0.40 per share to various employees, of which 50,000 were forfeited as of January 31, 2008. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire in 2012. The options were valued at $48,898, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $18,226 of compensation expense from the date the options were granted through January 31, 2008 related to the fair value of the vested options.

During May 2007 and June 2007, the Company granted options to purchase a total of 200,000 shares of common stock at $0.35 per share to various employees, of which 50,000 were forfeited as of January 31, 2008. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire May 24, 2012. The options were valued at $46,312, the fair value of the stock on the date granted determined using a Black-Scholes pricing model. The Company recognized $10,054 of compensation expense from the date the options were granted through January 31, 2008 related to the fair value of the vested options.

On November 30, 2007, the Company granted options to purchase 500,000 shares of common stock at a price of $0.12 per share to two non-employee directors. Options to purchase 260,000 shares of common stock vested immediately, expire November 29, 2016, and were valued at $20,208, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 240,000 shares of common stock vest over 24 months, expire November 29, 2016, and were valued at $18,653. The Company recognized a total of $21,762 of compensation expense from the date the options were granted through January 31, 2008 related to fair value of the vested options

On November 30, 2007, the Company granted options to purchase 1,000,000 shares of common stock at $0.10 per share to its president and CEO. The options vest ratably over 36 months. The options were valued at $66,173, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $4,419 of compensation expense from the date the options were granted through January 31, 2008 related to the fair value of the vested options.

On November 30, 2007, the Company agreed with an individual to provide consulting services. As part of the agreement the Company granted the individual options to purchase 120,000 shares of common stock at $0.30 per share. Options to purchase 60,000 shares vested immediately and the remaining options vest over a three year period. In December 2007, the consulting contract was terminated and 60,000 unvested options were forfeited. The Company recorded $2,198 of compensation expense related to these non-employee stock options for the year ended January 31, 2008.

The fair value of grants issued in the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007 were determined using a Black-Scholes option pricing model with the following assumptions: 4.65% average risk-free interest rate; 50% expected volatility; six year expected term, and 0% dividend yield.

At January 31, 2008, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at February 1, 2007	5,600,000	$0.39
Granted	2,100,000	$0.19
Exercised	-	-
Cancelled	(472,500)	0.52

Balance at January 31, 2008	7,227,500	$0.33

Additional information regarding options outstanding as of January 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$0.08-$0.65	7,227,500	5.74	$0.33	4,897,639	$0.30

The aggregate intrinsic value of the 7,227,500 options outstanding and 4,897,639 options exercisable as of January 31, 2008 was $10,000 and $5,600, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of January 31, 2008.

A summary of the status of nonvested shares as of January 31, 2008 are as follows:

Shares

Nonvested at February 1, 2007	2,245,833
Granted	2,100,000
Cancelled	(472,500)
Vested	(1,543,472)
Nonvested at January 31, 2008	2,329,861

The total value of options issued and vesting during the year ended January 31, 2008 and over the period August 1, 2006 through January 31, 2007, was $214,620 and $339,957, respectively, and has been reflected as compensation cost in the accompanying consolidated statement of operations.

The total deferred compensation expense for the outstanding value of unvested stock options was $277,538 as of January 31, 2008, which will be recognized over a weighted average period of 25 months.

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

At January 31, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2007	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at January 31, 2008	12,103,000	$0.30

The following table summarizes information about warrants outstanding at January 31, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-0.30		$0.30

NOTE 11 - RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as chairman of the board of directors. For the year ended January 31, 2008, the Company paid the consultant $96,000. For the period August 1, 2006 through January 31, 2007, the Company paid the consultant $48,000, granted 2,000,000 shares of common stock valued at $480,000, and granted options to purchase 2,000,000 shares of common stock valued at $227,487, for services. In addition, during the period August 1, 2006 through January 31, 2007, the Company paid the consultant $205,000 and granted 1,000,000 shares of common stock valued at $240,000 in conjunction with the acquisition of CDC. The individual will serve as chairman of the board until he voluntarily resigns, is removed from the board, or is not re-elected as chairman. While the individual is a director, the Company will pay him a $96,000 annual retainer, payable monthly. In addition, the individual will receive 2.5% of total consideration paid by the Company as compensation for future acquisitions completed the Company in which the individual provides significant assistance. If the individual ceases to be a director, the $8,000 monthly retainer will continue until August 1, 2008.

On August 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services and to serve as the Company's chief financial officer through July 31, 2007. For the year ended January 31, 2008, the Company paid the consultant $96,000. During the period August 1, 2006 through January 31, 2007, the Company paid the consultant $44,000 and granted options to purchase 500,000 shares of common stock valued at $36,840 for services. In addition, the Company paid a firm in which the consultant is a partner $4,353 and $60,647 for services for the year ended January 31, 2008 and the period August 1, 2006 to January 31, 2007, respectively.

On August 1, 2006, the Company entered into an employment contract with an individual to serve as the Company's chief executive officer through July 31, 2009. During the period August 1, 2006 through January 31, 2007, the Company paid the employee $107,536 salary, $20,000 for expenses, and granted options to purchase 1,000,000 shares valued at $102,187. The individual resigned on November 30, 2007.

On November 30, 2007, the Company entered into an employment contract with an individual to serve as the president and chief executive officer for a three year term. For the year ended January 31, 2008, the Company paid the employee $30,800 salary, $2,000 for expenses and granted options to purchase 1,000,000 shares valued at $79,535.

Four individuals were the shareholders and executive managers of the CDC before they sold their stock to the Company. During the period February 1, 2006 through July 31, 2006, the period February 1, 2006 through January 31, 2006, CDC paid salaries of $294,480 and $49,080, respectively, to the four individuals. Effective August 1, 2006, one of the individuals was appointed to the Company’s board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. For the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007, the Company accrued $122,219 and $65,938, respectively, of interest on these notes, including $30,185 and $20,288 to the current board member for the year ended January 31, 2008 and the period August 1, 2006 to January 31, 2007, respectively.

During the period August 1, 2006 through January 31, 2007, the Company paid $59,828 to an affiliate of the largest shareholder of the Company for services.

NOTE 12 - COMMITMENTS

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease expired in August 2008 and was renewed through August 2009. This lease is classified as an operating lease.

The minimum future non-cancelable aggregate lease payments under all operating leases are as follows:

2009	$189,614
2010	137,406
2011	34,005
2012	10,081
2013	5,977

Rent expense for the year ended January 31, 2008, the period August 1, 2006 through January 31, 2007, the period February 1, 2006 through July 31, 2006 was $189,402, $61,475, and $79,968, respectively.

NOTE 13 - 401(k) PLAN

CDC sponsors a defined contribution 401(k) plan. Participation is available to substantially all employees who have completed 90 days of service. Employees can contribute a percentage of their salary to the 401(k) plan. CDC’s contributions to the 401(k) Plan are discretionary. Total contributions for the year ended January 31, 2008, the period August 1, 2006 through January 31, 2007, and the period February 1, 2006 through July 31, 2006, were $57,155, $25,112, and $25,627.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation as filed on November 29, 2006 (5)
3.3	Restated Bylaws (2)
4.1	Form of Investor Warrant (2)
4.2	Form of Consultant Warrant (2)
10.1	Form of Common Stock and Warrant Purchase Agreement by and between the Company and investors dated July 31, 2006 (2)
10.2	Form of Investor Rights Agreement by and between the Company and investors dated July 31, 2006 (2)
10.3*	Employment Agreement by and between the Company and J. Stewart Asbury III dated July 31, 2006 (2)
10.4*	Consulting Agreement by and between the Company and Sidney Anderson dated July 31, 2006 (2)
10.5	Form of Promissory Note issued to CDC stockholders (2)
10.6*	Consulting Agreement by and between the Company and Clayton Woodrum (2)
10.7	Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC (2)
10.8	Consulting Agreement dated July 31, 2006, between the Company and Euro Catalysts Capital Markets (2)
10.9	Consulting Agreement dated July 31, 2006, between the Company and Cypress Advisors, LLC (2)
10.10*	2006 Equity Incentive Plan (3)
10.11*	Non-Employee Director Compensation Plan (3)
10.12	Form of Director and Officer Indemnification Agreement (3)
10.13	Sublease agreement dated August 10, 2005, between Accunex, Inc. and Chatsworth Data Corporation (5)
10.14	International Joint Marketing and Sales Agreement effective November 1, 2006, between Chatsworth Data Corporation and Pearson Assessments, a division of Pearson NCS, Inc. (5)
10.15	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A. (4)
10.16	Promissory Note dated December 1, 2006, of Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A. (4)
10.17	Form of Allonge to Promissory Note issued to CDC stockholders (6)
10.18	Form of Common Stock Purchase Agreement (7)
10.19	Form of Lock Up Agreement (7)
10.20	Amendment to Revolving Credit Agreement (7)
Promissory Note of Chatsworth Data Corporation to Bank of Oklahoma, N.A. (7)
Penalty Settlement Agreement and form of promissory note (7)
21.1	List of Subsidiaries **
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed March 12, 2004.
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 11, 2006.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed October 20, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended October 31, 2006.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed February 20, 2007.
(6)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 3, 2007.
(7)	Incorporated by reference to Registrant’s Report on Form 8-K filed April 9, 2008.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.