Form 10KSB/A
period 2008-01-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2008-05-20
CIK 1281629

-UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	January 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Chatsworth Data Solutions, Inc. for the year ended January 31, 2008 is being filed to correct certain errors in the Form 10-KSB as filed on April 30, 2008, as follows:

(a)
Item 2, Description of Property, incorrectly disclosed a lease as expiring in August 2008, instead of August, 2007, and incorrectly disclosed another lease as commencing May 2, 1007, instead of May 2, 2007;

(b)
Item 6, Management’s Discussion and Analysis or Plan of Operation, incorrectly disclosed the Amortization of Intangible Assets for the Twelve Month Period ended January 31, 2007 as $497,500 instead of $497,520, and Other Income (Expense), Net, for the same period as ($497,837) instead of ($419,837);

(c)
The table entitled “Net Sales Break-Down by Product Line” on page 15 of the Form 10-KSB incorrectly disclosed the amount of net sales under the category, “Others,” for the 12-month period ended January 31, 2008, as $258,591 instead of $257,411;

(d)	General and administrative expenses for the year ended January 31, 2008 was incorrectly disclosed on page 16 of the Form 10-KSB as $4,071,406 instead of $4,041,737;
(e)	Other income (expense) for the year ended January 31, 2007 was incorrectly disclosed as ($497,837) instead of ($419,837);
(f)	The Company’s effective tax rate of 37% was incorrectly disclosed as relating to the period February 1, 2006 to July 31, 2006, instead of the period August 1, 2006 to January 31, 2006;
(g)	The total compensation of the CEO of the Company’s wholly owned subsidiary, CDC, was incorrectly disclosed as $33,219 instead of $37,219;
(h)	On page 28 of the Form 10-KSB, it was incorrectly disclosed that 193,333 options have been canceled, instead of the correct figure of 382,500;
(i)
The table entitled “Security Ownership of Certain Beneficial Owners and Management” incorrectly disclosed the percentage ownership of all officers and directors of the Company as 21.5% instead of 25.1%;

(j)	Footnote 2 of the table incorrectly disclosed the number of shares underlying options as 4,000,000 instead of 2,000,000;
(k)	Footnote 4 of the table incorrectly disclosed the exercise price of certain options as $.065 per share instead of $0.65 per share;
(l)	Footnote 5 of the table omitted disclosure of 200,000 shares underlying certain common stock purchase warrants;
(m)
The table entitled “Securities Authorized for Issuance under Equity Compensation Plans” incorrectly disclosed the number of shares to be issued upon exercise of outstanding options as 7,227,500 instead of 7,437,500, and incorrectly disclosed the number of shares remaining available for future issuance as 2,772,500 instead of 2,562,500;

(n)	On page F-4, income from operations for the period February 1, 2006 through July 31, 2006 was incorrectly disclosed as $711,804 instead of $711,840;
(o)	On page F-5, total stockholders’ equity at January 31, 2008 was incorrectly disclosed as $3,489,626 instead of $3,489,426;
(p)	On page F-11, outstanding options to purchase common stock were incorrectly disclosed as totaling 7,227,500 instead of 7,437,500;
(q)
On page F-22, the number of options granted and cancelled during the year ended January 31, 2008, and the balance at such date were incorrectly disclosed as, respectively, 2,100,000, (472,500) and 7,227,500, instead of 2,220,000, (382,500) and 7,437,500, respectively; and

(r)	On page F-22, the number of nonvested options at January 31, 2008 was incorrectly disclosed as 2,329,861 instead of 2,411,805.

The foregoing errors have been corrected in this Amendment No. 1. We have also included in this Amendment No. 1 the officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for these changes, this Amendment No. 1 does not make any new disclosures, update prior disclosures or attempt to reflect any events that occurred subsequent to the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 30, 2008.

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

Customers

For the year ended January 31, 2008, the Company had two customers that accounted for approximately 33% of total sales. For the period August 1, 2006 through January 31, 2007, the Company had one customer, Election Systems & Software, Inc., which accounted for 36% of total sales. This customer also accounted for 25% of sales for the period February 1, 2006 through July 31, 2006. One other customer, GTECH Corporation, accounted for 21% of total sales during the period February 1, 2006 through July 31, 2006. There were no other customers that accounted for over 10% of sales.

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

CDC manufactures OMR components that are embedded by our customers into broader “solutions” encompassing software, tests, and forms. These “solutions” are marketed, sold and delivered to end users by our customers who are typically resellers. We have little or no contact with the end users of our products and are dependent on our resellers to generate purchase orders for our OMR products. If our resellers focus on other competitors’ products or other products entirely, our financial results would be affected negatively. We do not have written agreements with these resellers; we operate solely on a purchase orders. Further, if we fail to maintain our existing relationships with third-party resellers and continue to establish new relationships our revenues and business could be materially and adversely affected.

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

Our principal executive offices are located at 321 South Boston Avenue, Suite 218, Tulsa, Oklahoma 74103. The principal executive offices and manufacturing facilities of CD are currently located in a 14,500 square foot property located at 20710 Lassen Street, Chatsworth, California 91311. CDC owned the facility until 2005 when it was sold to a third party. We now lease the facilities for approximately $10,605 per month through August 2008. The lease, which was to expire in August 2008, has now been renewed for another twelve months at approximately $10,923 per month and the lease now expires at the end of August 2009. In March 2007, we entered into a lease agreement to lease approximately 1,270 square feet of space from an unrelated third party beginning May 2, 2007. The lease expires April 30, 2010. In September 2007 we entered into a lease agreement to lease approximately 700 square feet of space from an unrelated third party beginning October 1, 2007. The lease expires September 30, 2012. All leases are classified as operating leases.

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

The Company, through CDC, is a designer and manufacturer of optical mark readers and scanners, impact recording devices and cable and harness testing products. Our optical mark readers and scanners are sold to original equipment manufacturers (OEMs) and to value added resellers (“VAR’s”) in four vertical markets: education, gaming and lottery, vote tabulation, and medical and health care. Our impact recording devices are sold to end users. Our optical mark reader and scanner sales to OEM’s and VAR’S are primarily generated through direct orders to the Company. Our impact recording device sales are primarily direct orders to the Company. Our cable testing devices are primarily direct orders to the Company from previous customers of ours.

Results of operations -Year Ended January 31, 2008, Compared to Year Ended January 31, 2007.

The following table sets forth the audited combined results of operation for the 12-month period ending January 31, 2008, together with the combined results of operations for the 12-month period ending January 31, 2007.

	Successor	Successor	Predecessor	Combined
	Period February 1, 2007 through January 31, 2008	Period August 1, 2006 through January 31, 2007	Period February 1, 2006 through July 31, 2006	Twelve Month Period ended January 31, 2007
	(audited)	(audited)	(audited)	(unaudited)
Net Sales	$9,280,618	$4,314,310	$4,641,005	$8,955,315
Cost of Sales	5,810,500	2,570,909	3,493,833	6,064,742
Gross Profit	3,470,118	1,743,401	1,147,172	2,890,573
Operating Expenses
General and administrative	4,041,737	2,673,154	423,028	3,096,182
Depreciation	132,832	22,866	12,304	35,170
Amortization of intangible assets	995,040	497,520	-	497,520

Income (loss) from operations	($1,699,491)	(1,450,139)	711,840	(738,299)

Other income (expense)
Interest expense	(205,988)	(65,938)	-	(65,938)
Interest income	2,850	19,137	9,964	29,101
Registration payment penalty	(371,600)	(383,000)	-	(383,000)
Other income (expense), net	(574,738)	(429,801)	9,964	(419,837)

Income (loss) before income taxes	$(2,274,229)	$(1,879,940)	$721,804	$(1,158,136)

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

Net Sales. Net sales revenue totaled $9,280,618 for the twelve months ended January 31, 2008 compared to $8,955,315 for the same period during 2007. Sales of optical mark readers totaled $5,870,048 and impact recorders and indicators totaled $3,221,244 for the twelve months ended January 31, 2008 compared to $6,387,296 and $2,460,856, respectively, for the same period in 2007. The decrease in sales of optical mark readers was due, in substantial part, to a decline in sales in the voting and election market offset by an increase in sales in the education market. The decline in sales in the voting product line is attributable to the large order from the County of Los Angeles, California, which upgraded its voting machines prior to the November 2006 elections. Sales to the County of Los Angeles were approximately $2.5 million during the 12-month period ending January 31, 2007 and such sales were not repeated in the period ending January 31, 2008. The increase in sales in the education market in the year ended January 31, 2008, came as a result of orders from a former customer due to their inability to manufacture their own readers to meet their increased demand. Such orders did not occur in the year ended January 31, 2007.

The following table sets forth our net revenues by product line for the 12-month periods ending January 31, 2008 and 2007:

Net Sales Break-Down by Product Line
	For the 12-Month Period Ended January 31,
	2008	2007
Optical mark readers
Education	$1,866,961	$113,618
Gaming	3,002,283	3,179,145
Medical	247,866	283,862
Voting	494,527	2,654,953
Others	257,411	155,719
Total optical mark readers	5,870,048	6,387,296
Impact recorders/ indicators	3,221,244	2,460,856
Cable testing	189,325	107,163
Total	$9,280,617	$8,955,315

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

Selling and General and Administrative Expenses. General and administrative (G&A) expenses totaled $4,041,737 for the twelve months ended January 31, 2008, compared to $3,096,182 for the same period in 2007. Salaries and related costs, excluding research and development salaries, increased from $607,267 in twelve months ended January 2007 to $1,086,062 in the twelve months ended January 31, 2008. The increase was a primarily a result of increased emphases on sales and marketing and the support staff for these functions. Research and development salaries increased from $191,602 in the twelve months ended January 31, 2007 to $487,063 in the twelve months ended January 31, 2008. The increased research and development costs were necessary to complete the development of the scanners that were completed and became ready for market in the fourth quarter of the year ended January 31, 2008. In the year ended January 31, 2007 we issued 2,000,000 shares of common stock to the Chairman of the Board of Directors valued at $480,000. This cost was not incurred in the year ended January 31, 2008. Other consulting costs increased from $293,326 in the year ended January 31, 2007 to $719,829 in the year ended January 31, 2008. This is in part attributable to the fact the consulting contracts with the Chairman of the Board and our Chief Financial Officer were incurred for a full twelve months in the year ended January 31, 2008 while only incurred for a six-month period in the year ended January 31, 2007. We also incurred approximately $100,000 in costs related to the analysis and study of a potential acquisition which did not materialize. Legal and auditing costs were $541,305 in the year ended January 31, 2008 compared to $663,793 in the year ended January 31, 2007. We acquired directors and officers insurance in the year ended January 31, 2008 at a cost of $44,606 such cost was not incurred in the year ended January 31, 2007. Our medical insurance cost for the year ended January 31, 2008 was $105,247 compared to a cost of $52,475 in the year ended January 31, 2007. We recorded compensation cost, in accordance with FASB 123(R), in the amount of $214,620 in the year ended January 31, 2008 compared to $339,957 in the year ended January 31 2007.

Operating loss. Operating Income (loss) increased to a loss of ($1,699,491) in the year ended January 31, 2008 from a loss of ($738,299) in the year ended January 31, 2007. Our Gross profit increased from $2,890,573 in the year ended January 31, 2007 to $3,470,118 in the year ended January 31 2008 primarily due an increase in sales and an increase in gross profit percentage. Our General and Administrative expenses increased from $3,096,182 in the year ended January 31, 2007 to $4,041,737 in the year ended January 31, 2008. We issued 2,000,000 shares of common stock to the Chairman of the Board of Directors valued at $480,000 in the year ended January 31, 2007. We recorded compensation expense in the amount of $339,956 related to stock options in the year ended January 31, 2007 and $214,620 in the year ended January 31, 2008. We also recorded expense related to the amortization of intangible assets in the amount of $497,520 in the year ended January 31, 2007 and $995,040 in the year ended January 31, 2008.

Other Income (Expense). Other income (expense) increased from ($419,837) in the year ended January 31, 2007 to ($574,738) in the year ended January 31, 2008. This was principally due to an increase in interest expense from $65,938 in the year ended January 31, 2007 to $205,988 in the year ended January 31, 2008. The increased interest cost resulted from borrowing on our line of credit under banking facility and the fact that our selling shareholders notes were outstanding for a full twelve months in the year ended January 31, 2008 compared to only six months in the year ended January 31, 2007.

Income Tax Expense. We recorded a deferred tax benefit of $551,555 for the twelve months ended January 31, 2008. Our effective tax rate for the year ended January 31, 2008 was estimated to be 24% and 37% for the period August 1, 2006 to January 31, 2007. Income tax benefit for the twelve months ended January 31, 2007 was $696,000. Prior to August 1, 2006, CDC was taxed as a subchapter S corporation. A subchapter S corporation generally does not pay tax at the corporate level; instead, taxes are paid at the shareholder level. Accordingly, for the first six months of the year ended January 31, 2007, CDC paid no federal tax and only a minimal California tax. For a discussion of income taxes and the components of the consolidated income tax benefit, please refer to Note 8 to our consolidated financial statements included in this form 10-KSB.

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

On August 17, 2005, CDC entered into a property leasing arrangement to lease approximately 14,500 square feet from an unrelated third party. The lease, which was to expire in August 2008, calls for minimum lease payments of approximately $10,605 per month through August 31, 2008. The lease was renewed for an additional twelve months and now expires in August 2009 and calls for monthly payments of $10,923. In March 2007 we entered into a lease agreement for approximately 1,270 square feet of space from an unrelated party which expires April 30, 2010. In September 2007 we entered into a lease agreement for approximately 700 square feet of space from an unrelated party which expires on September 30, 2012. All leases have been classified as operating leases.

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

Teong C. Lim. Mr. Lim was appointed to our Board as of November 1, 2007. Mr. Lim is currently serving as a Director for Electronic Sensor Technology, Inc. (OTC:BB “ENSR”). Prior to his retirement from EST in July 2007, Dr. Lim held various senior management positions, including President and CEO. Dr. Lim is a Senior Life Member of the Institute of Electrical and Electronics Engineers (IEEE) and Professional Engineers of Canada. Dr. Lim has served on the Program Committee and Session Chairman for many symposia and has more than 30 technical publications. Dr. Lim received a Bachelor of Science degree in engineering from National Taiwan University, a Master of Science degree in electrical engineering from Ottawa University and a Ph.D. degree from McGill University. From 1968 to 1970, he was a Postdoctoral Fellow at Imperial College of Science, Technology and Medicine of London University in England. Dr. Lim also received an MBA degree from Pepperdine University in 1982. Presently he is serving as a Regent of the Loyola Marymount University.

Louis W. Dedier, III. Mr. Dedier was appointed as the President and Chief Executive Officer of Chatsworth Data Corporation, Inc., our subsidiary, on December 1, 2007. Prior to joining CDC, Mr. Dedier was Vice President of Western U.S. operations for Election Systems & Software for five years. He was responsible for sales and service of election systems in the western United States. Prior to that, Mr. Dedier was involved in a number of businesses in the private sector. Mr. Dedier attended California State University.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Sid L. Anderson, Chairman, President and CEO (3)	2007 2008	$ $	48,000 96,000	-- --	$480,000 --		$227,487 --		$253,000 --	$ $	1,008,487 96,000
Louis W. Dedier, III, President and CEO of CDC	2007 2008	$	-- 30,800	-- --	-- --	$	-- 4,419	$	-- 2,000	$	-- 37,219
J. Stewart Asbury, III, Executive Vice President and Chief Operating Officer of CDC	2007 2008	$ $	107,536 199,160	-- --	-- --	$ $	17,031 34,062	$ $	20,000 12,000	$ $	144,567 245,222
Clayton E. Woodrum, Chief Financial Officer	2007 2008	$ $	44,000 96,000	-- --	-- --		$36,840 --		-- --	$ $	80,840 96,000
________________

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
________
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
__________________
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

Subject to adjustments, no more than 10,000,000 shares of common stock may be issued in the aggregate under the plan. If Awards are granted under the plan and subsequently expire or are forfeited to the Company, the shares of common stock underlying those awards will be available for reissuance. As of January 31, 2008, options to purchase 7,820,000 shares of common stock have been granted under the plan, of which options to purchase 382,500 shares of common stock have been canceled.

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

Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Sidney L. Anderson (2)	7,000,000	13.1%
William H. Moothart (3)	311,923	*
Iain Drummond (4)	295,000	*
Steven W. Lefkowitz (5)	3,202,500	6.2%
Teong C. Lim (6)	165,000	*
J. Stewart Asbury III (7)	988,889	1.9%
Clayton E. Woodrum (8)	1,680,000	3.2%
Caramat Ltd. (9)	3,000,000	5.7%
Louis W. Dedier, III (10)	694,444	1.4%
Vision Opportunity Master Fund Ltd. (11)	28,123,000	49.2%
Ashcrete Research & Development, LLC (12)	2,800,000	5.4%
All officers and directors (8 persons) (13)	14,087,756	25.1%
___________

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

(2)	Includes 1,000,000 shares owned by Sidney L. Anderson Company, LLC, a company owned by Mr. Anderson, and 2,000,000 shares underlying options to purchase, exercisable at $0.30 per share.
(3)	Includes 235,000 shares underlying options to purchase, exercisable at $0.65 per share.
(4)	Includes 235,000 shares underlying options to purchase, exercisable at $0.65 per share, and 60,000 shares underlying options to purchase, exercisable at $0.30 per share.
(5)
Includes 165,000 shares underlying options to purchase, exercisable at $.12 per share, 187,500 shares underlying options to purchase, exercisable at $0.50 per share, and 200,000 shares underlying common stock purchase warrants, exercisable at $0.30 per share.

(6)	Includes 165,000 shares underlying options to purchase, exercisable at $0.12 per share.
(7)	Includes 50,000 shares underlying common stock purchase warrants, exercisable at $0.30 per share, and 638,889 shares underlying options to purchase, exercisable at $0.30 per share.
(8)	Includes 500,000 shares underlying options to purchase, exercisable at $0.30 per share, and 60,000 shares underlying common stock purchase warrants, exercisable at $0.30 per share.
(9)
Owner’s address is P.O. Box N-1808, Eastern Road, Nassau, Bahamas. Includes 1,000,000 shares underlying warrants exercisable at $0.30 per share. The natural person with voting and investment power for the stockholder is James Moir.

(10)	Includes 194,444 shares underlying options exercisable at $.10 per share.
(11)	Owner’s address is 20 West 55th Street, 5th Floor, New York, NY 10019. Includes 5,800,000 shares underlying warrants exercisable at $.30 per share.
(12)	Owner’s address is 3215 East 73rd Place, Tulsa, Oklahoma 74136. The natural person with voting and investment decision power for Ashcrete Research and Development, LLC is Thomas Scriminger.
(13)	Includes an aggregate of 6,490,833 shares underlying options and warrants.

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

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders(1)	7,437,500	$0.33	2,562,500
Equity compensation plans not approved by stockholders	--	--	--
Total	7,437,500	$0.33	2,562,500
__________
(1)	Consists of the Company’s 2006 Equity Incentive Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation as filed on November 29, 2006 (5)
3.3	Restated Bylaws (2)
4.1	Form of Investor Warrant (2)
4.2	Form of Consultant Warrant (2)
10.1	Form of Common Stock and Warrant Purchase Agreement by and between the Company and investors dated July 31, 2006 (2)
10.2	Form of Investor Rights Agreement by and between the Company and investors dated July 31, 2006 (2)
10.3*	Employment Agreement by and between the Company and J. Stewart Asbury III dated July 31, 2006 (2)
10.4*	Consulting Agreement by and between the Company and Sidney Anderson dated July 31, 2006 (2)
10.5	Form of Promissory Note issued to CDC stockholders (2)
10.6*	Consulting Agreement by and between the Company and Clayton Woodrum (2)
10.7	Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC (2)
10.8	Consulting Agreement dated July 31, 2006, between the Company and Euro Catalysts Capital Markets (2)
10.9	Consulting Agreement dated July 31, 2006, between the Company and Cypress Advisors, LLC (2)
10.10*	2006 Equity Incentive Plan (3)
10.11*	Non-Employee Director Compensation Plan (3)
10.12	Form of Director and Officer Indemnification Agreement (3)
10.13	Sublease agreement dated August 10, 2005, between Accunex, Inc. and Chatsworth Data Corporation (5)
10.14	International Joint Marketing and Sales Agreement effective November 1, 2006, between Chatsworth Data Corporation and Pearson Assessments, a division of Pearson NCS, Inc. (5)
10.15	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A. (4)
10.16	Promissory Note dated December 1, 2006, of Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A. (4)
10.17	Form of Allonge to Promissory Note issued to CDC stockholders (6)
10.18	Form of Common Stock Purchase Agreement (7)
10.19	Form of Lock Up Agreement (7)
10.20	Amendment to Revolving Credit Agreement (7)
Promissory Note of Chatsworth Data Corporation to Bank of Oklahoma, N.A. (7)
Penalty Settlement Agreement and form of promissory note (7)
21.1**	List of Subsidiaries
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed March 12, 2004.
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 11, 2006.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed October 20, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended October 31, 2006.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed February 20, 2007.
(6)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 3, 2007.
(7)	Incorporated by reference to Registrant’s Report on Form 8-K filed April 9, 2008.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

CHATSWORTH DATA SOLUTIONS, INC. (Registrant)

Date: May __, 2008	By:	/s/ Sidney L. Anderson
Sidney L. Anderson, President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
-

Name	Title	Date
/s/Sidney L. Anderson Sidney L. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	May __, 2008

/s/ Clayton E. Woodrum Clayton E. Woodrum	Chief Financial Officer (Principal Financial and Accounting Officer)	May __, 2008

/s/ Louis W, Dedier Louis W. Dedier, III	President and CEO of Chatsworth Data Corporation, Inc.	May __, 2008

/s/ Iain Drummond Iain Drummond	Director	May __, 2008

/s/ William H. Moothart William H. Moothart	Director	May __, 2008

/s/Steven K. Lefkowitz Steven K. Lefkowitz	Director	May __, 2008

/s/ Teong C. Lim Teong C, Lim	Director	May __, 2008

/s/ Stewart C. Asbury Stewart C. Asbury, III	Executive Vice President and COO of Chatsworth Data Corporation, Inc.	May __, 2008

Index to Financial Statements

CHATSWORTH DATA SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2
Consolidated Balance sheet (Successor) as of January 31, 2008	F-3
Consolidated statements of operations for the year ended January 31, 2008 (Successor), the period August 1, 2006 through January 31, 2007 (Successor), and the period February 1, 2006 through July 31, 2006 (Predecessor)
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

Los Angeles, California
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

	Successor		Predecessor
	For the year ended January 31, 2008	For the period August 1, 2006 through January 31, 2007	For the period February 1, 2006 through July 31, 2006
Net sales	$9,280,618	$4,314,310	$4,641,005
Cost of sales	5,810,500	2,570,909	3,493,833
Gross profit	3,470,118	1,743,401	1,147,172

Operating expenses:
General and administrative	4,041,737	2,673,154	423,028
Depreciation	132,832	22,866	12,304
Amortization of intangible assets	995,040	497,520	-

Income (loss) from operations	(1,699,491)	(1,450,139)	711,840

Other income (expense)
Interest expense	(205,988)	(65,938)	-
Interest income	2,850	19,137	9,964
Registration payment penalty	(371,600)	(383,000)	-
Other income (expense), net	(574,738)	(429,801)	9,964

Income (loss) before income taxes	(2,274,229)	(1,879,940)	721,804
Income taxes (benefit)	(551,555)	(696,000)	19,164

Net income (loss)	$(1,722,674)	$(1,183,940)	$702,640

Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding	31,250,000	18,539,541

The accompanying notes are an integral part of these consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the year ended January 31, 2008 and
the period August 1, 2006 through January 31, 2007

Successor

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Successor
Balance, August 1, 2006	5,831,570	$58	$91,609	$(97,456)	$(5,789)
Cancellation of common stock	(2,331,570)	(23)	23	-	-
Issuance of common stock to investors, net of financing costs	22,000,000	220	4,789,952	-	4,790,172
Issuance of common stock for acquisition	250,000	2	59,998	-	60,000
Issuance of common stock for services related to acquisition	3,500,000	35	479,965	-	480,000
Fair value of warrant issued for services related to acquisition	-	-	37,080	-	37,080
Issuance of common stock for services	2,000,000	20	479,980	-	480,000
Fair value of vested options	-	-	339,957	-	339,957
Net loss	-	-	-	(1,183,940)	(1,183,940)
Balance, January 31, 2007	31,250,000	312	6,278,564	(1,281,396)	4,997,480
Net loss	-	-	-	(1,722,674)	(1,722,674)
Fair value of vested options	-	-	214,620	-	214,620
Balance, January 31, 2008	31,250,000	$312	$6,493,184	$(3,004,070)	$3,489,426

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

On August 7, 2006, the Company completed the acquisition of CDC for $7,246,531 including transaction costs. The acquisition was deemed effective August 1, 2006, and was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations . The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition (see Note 2).

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

As of January 31, 2008, CDC had borrowed $1,797,593 under its $3 million revolving line of credit. Interest was calculated at prime (6% at January 31, 2008) plus 0.5% on outstanding balances and the line of credit matured February 28, 2008. There are certain covenants under the credit agreement which CDC determined it was not in compliance with as of January 31, 2008.  On April 2, 2008, the Company negotiated an extension of the line of credit from February 29, 2008 to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008. Effective April 2, 2008, interest will increase to prime plus 2%. The increase in rate will result in approximately $36,000 of additional annual interest expense based on the current amount of borrowings (see Note 7).

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

Successor -Represents the consolidated financial position of the Company and its wholly owned subsidiary as of January 31, 2008, and the consolidated results of operations, stockholders’ equity, and cash flows of the Company and its wholly owned subsidiary for the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Predecessor -Represents the results of operations and cash flows of Chatsworth Data Corporation for the period February 1, 2006 through July 31, 2006.

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

For the year ended January 31, 2008, the Company had two customers which accounted for 18% and 15%, respectively, of total sales. At January 31, 2008, there was $528,868, or 38% of total accounts receivable, due from one of these customers at January 31, 2008. There were no other customers that accounted for over 10% of total sales.

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

At January 31, 2008, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

2008
Options to purchase common stock	7,437,500
Warrants to purchase common stock	12,103,000

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
For the Year Ended January 31,
2007
(Unaudited)
Net sales	$8,958,619
Net loss	$(1,299,177)
Net loss per share-basic and diluted	$(0.04)

NOTE 3 - INVENTORIES

Inventories consist of the following:

January 31, 2008
Raw materials	$1,443,210
Work in process	73,457
Finished goods	89,949
Reserve for obsolescence	(55,642)
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
$1,639,640

Amortization of intangible assets was $995,040 and $497,520 , respectively, for the year ended January 31, 2008 and period August 1, 2006 through January 31, 2007. There was no amortization for the period February 1, 2006 through July 31, 2006.

Amortization expense is estimated to be for the year ended January 31:

2009	$995,040
2010	534,290
2011	73,540
2012	36,770

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

The Company anticipates that it will be able to meet its obligations as they become due, including the note principal payments plus interest due to the selling shareholders.

NOTE 8 - INCOME TAXES

The components of the consolidated income tax benefit are as follow:

	Year ended January 31, 2008	Period August 1, 2006 through January 31, 2007
Federal:
Current	$-	$-
Deferred	506,385	639,000
State:
Current	-	-
Deferred	45,170	57,000

Total	$551,555	$696,000

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

On August 1, 2006, the Company issued 1,500,000 shares of common stock to a consultant for services related to raising capital. The Company did not record any value to these shares as any value assigned to these shares would result in an increase and decrease to additional-paid-in-capital in the same amount.

On August 7, 2006, the Company issued 250,000 restricted shares of common stock to the sellers of CDC. The shares were valued at $60,000 based on the price of shares sold in a contemporaneous private placement and were recorded as part of the consideration for the purchase of CDC.

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

At January 31, 2008, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at February 1, 2007	5,600,000	$0.39
Granted	2,220,000	$0.19
Exercised	-	-
Cancelled	(382,500)	0.52

Balance at January 31, 2008	7,437,500	$0.33

Additional information regarding options outstanding as of January 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted		Average
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price
$0.08-$0.65	7,437,500	5.74	$0.33	5,025,694	$0.30

The aggregate intrinsic value of the 7,437,500 options outstanding and 5,025,694 options exercisable as of January 31, 2008 was $33,600 and $20,400, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of January 31, 2008.

A summary of the status of nonvested shares as of January 31, 2008 are as follows:

Shares
Nonvested at February 1, 2007	2,245,833
Granted	2,220,000
Cancelled	(382,500)
Vested	(1,671,528)
Nonvested at January 31, 2008	2,411,805

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

Four individuals were the shareholders and executive managers of CDC before they sold their stock to the Company. During the period February 1, 2006 through July 31, 2006, CDC paid salaries of $294,480 to the four individuals. Effective August 1, 2006, one of the individuals was appointed to the Company’s board of directors. On August 7, 2006, the Company issued notes payable totaling $2,000,000 to these individuals or their heirs in conjunction with the acquisition of CDC, including $615,384 to the current board member. For the year ended January 31, 2008 and the period August 1, 2006 through January 31, 2007, the Company accrued $122,219 and $65,938, respectively, of interest on these notes, including $30,185 and $20,288 to the current board member for the year ended January 31, 2008 and the period August 1, 2006 to January 31, 2007, respectively.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation as filed on November 29, 2006 (5)
3.3	Restated Bylaws (2)
4.1	Form of Investor Warrant (2)
4.2	Form of Consultant Warrant (2)
10.1	Form of Common Stock and Warrant Purchase Agreement by and between the Company and investors dated July 31, 2006 (2)
10.2	Form of Investor Rights Agreement by and between the Company and investors dated July 31, 2006 (2)
10.3*	Employment Agreement by and between the Company and J. Stewart Asbury III dated July 31, 2006 (2)
10.4*	Consulting Agreement by and between the Company and Sidney Anderson dated July 31, 2006 (2)
10.5	Form of Promissory Note issued to CDC stockholders (2)
10.6*	Consulting Agreement by and between the Company and Clayton Woodrum (2)
10.7	Stock Acquisition Agreement dated July 31, 2006, between the Company and the stockholders of CDC (2)
10.8	Consulting Agreement dated July 31, 2006, between the Company and Euro Catalysts Capital Markets (2)
10.9	Consulting Agreement dated July 31, 2006, between the Company and Cypress Advisors, LLC (2)
10.10*	2006 Equity Incentive Plan (3)
10.11*	Non-Employee Director Compensation Plan (3)
10.12	Form of Director and Officer Indemnification Agreement (3)
10.13	Sublease agreement dated August 10, 2005, between Accunex, Inc. and Chatsworth Data Corporation (5)
10.14	International Joint Marketing and Sales Agreement effective November 1, 2006, between Chatsworth Data Corporation and Pearson Assessments, a division of Pearson NCS, Inc. (5)
10.15	Revolving Credit Agreement dated December 1, 2006, by and between Chatsworth Data Corporation and Bank of Oklahoma, N.A. (4)
10.16	Promissory Note dated December 1, 2006, of Chatsworth Data Corporation in favor of Bank of Oklahoma, N.A. (4)
10.17	Form of Allonge to Promissory Note issued to CDC stockholders (6)
10.18	Form of Common Stock Purchase Agreement (7)
10.19	Form of Lock Up Agreement (7)
10.20	Amendment to Revolving Credit Agreement (7)
Promissory Note of Chatsworth Data Corporation to Bank of Oklahoma, N.A. (7)
Penalty Settlement Agreement and form of promissory note (7)
21.1**	List of Subsidiaries
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 (a)
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed March 12, 2004.
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 11, 2006.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 filed October 20, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended October 31, 2006.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed February 20, 2007.
(6)	Incorporated by reference to Registrant’s Report on Form 8-K filed August 3, 2007.
(7)	Incorporated by reference to Registrant’s Report on Form 8-K filed April 9, 2008.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.