Form 10QSB
period 2008-04-30
CHATSWORTH DATA SOLUTIONS, INC.
filed 2008-06-23
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-51308

CHATSWORTH DATA SOLUTIONS, INC.
( (Exact name of small business issuer as specified in its charter)

Nevada	98-0427221
(State or Other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

321 South Boston Ave. Suite 218, Tulsa, OK	74103
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 31, 2008, the issuer had 31,250,000 shares of common stock, $0.00001 par value, issued and outstanding and 20,046,000 shares of common stock, $0.00001 par value, subscribed but not yet issued.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CHATSWORTH DATA SOLUTIONS, INC.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008 (Unaudited)	January 31, 2008
ASSETS
Current Assets
Cash	$218,098	$72,329
Accounts receivable, less allowance for doubtful accounts of $16,193 and $16,367	855,613	1,377,486
Inventories	1,628,556	1,550,974
Prepaid expenses	33,631	40,457
Total current assets	2,735,898	3,041,246

Property and equipment, net	351,405	377,061
Goodwill	3,926,643	3,926,643
Intangible assets, net	1,390,880	1,639,640
Other assets	42,325	24,734

Total assets	$8,447,151	$9,009,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$755,612	$1,181,750
Accrued liabilities	323,755	285,955
Line of credit	1,515,378	1,797,593
Current portion of notes payable	1,500,000	1,000,000

Total current liabilities	4,094,745	4,265,298

Notes payable, long term	-	500,000

Note payable, registration payment penalty	754,600	-

Accrued registration payment penalty	-	754,600

Total liabilities	4,849,345	5,519,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 31,250,000 shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	312	312
Common stock to be issued, 20,046,000 and 0 shares, respectively	1,002,300	-
Additional paid-in capital	7,062,552	6,493,184
Accumulated deficit	(4,467,358)	(3,004,070)

Total stockholders' equity	3,597,806	3,489,426

Total liabilities and stockholders' equity	$8,447,151	$9,009,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2008	2007
	(unaudited)	(unaudited)

Net sales	$1,364,734	$2,218,753
Cost of sales	941,047	1,493,328
Gross profit	423,687	725,425

Operating expenses:
General and administrative	1,525,910	1,074,992
Depreciation	39,430	26,195
Amortization of intangible assets	248,760	248,760

Loss from operations	(1,390,413)	(624,522)

Other income (expense)
Interest expense	(73,124)	(35,752)
Interest income	249	2,893
Other income (expense), net	(72,875)	(32,859)

Loss before income taxes	(1,463,288)	(657,381)
Income tax benefit	-	261,638

Net loss	$(1,463,288)	$(395,743)

Net loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding	37,556,607	31,250,000

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended April 30, 2008
(unaudited)

	Common Stock		Common Stock to be Issued
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, February 1, 2008	31,250,000	$312	-	$-	$6,493,184	$(3,004,070)	$3,489,426

Sale of common stock			20,046,000	1,002,300	-		1,002,300

Net loss	-	-	-	-	-	(1,463,288)	(1,463,288)

Stock based employee compensation	-	-	-	-	522,990	-	522,990

Fair value of vested options	-	-	-	-	46,378	-	46,378

Balance, April 30, 2008	31,250,000	$312	20,046,000	$1,002,300	$7,062,552	$(4,467,358)	$3,597,806

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(1,463,288)	$(395,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,190	274,955
Stock based employee compensation	522,990	-
Fair value of vested options	46,378	59,685
Income tax benefit	-	(261,638)
Changes in operating assets and liabilities:
Accounts receivable	521,873	(343,272)
Inventories	(77,582)	(67,859)
Deposits	(17,591)	(2,738)
Prepaid expenses	6,826	24,346
Accounts payable	(426,138)	562,909
Accrued liabilities	37,800	(164,900)
Net cash used in operating activities	(560,542)	(314,255)
Cash Flows from Investing Activities
Purchase of property and equipment	(13,774)	(87,471)
Net cash used in investing activities	(13,774)	(87,471)
Cash Flows from Financing Activities
Proceeds from common stock to be issued	1,002,300	-
Net borrowings (repayments) on line of credit	(282,215)	200,000
Net cash provided by financing activities	720,085	200,000

Change in cash	145,769	(201,726)
Cash and cash equivalents, beginning of period	72,329	341,676
Cash and cash equivalents , end of period	$218,098	$139,950

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$41,287	$34,294

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2008 and for the three months ended April 30, 2008 and 2007
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the “Company”), through its wholly owned subsidiary Chatsworth Data Corporation (“CDC”), manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company's fiscal year-end is January 31.

Liquidity and Capital Resources

The Company had cash on hand of $218,098 at April 30, 2008 and $72,329 at January 31, 2008. During the three months ended April 30, 2008, the Company incurred a net loss of $1,463,288 and used cash in operations of $560,542.

During the quarter ended April 30, 2008, the Company (or CDC), among other items, converted a registration payment obligation into a note payable, amended its notes payable and line of credit agreements to extend principal payments and maturity dates, and issued common stock for proceeds of $1,002,300 (from an authorized private placement of $1,500,000). Management believes these actions will, among other things, enhance the liquidity and capital resources of the Company.

On June 20, 2008, the Company closed on an additional $500,000 of funding, evidenced by a private placement of securities in the amount of $280,000 and the issuance of the Company’s promissory note for $220,000.The note bears interest at a rate of 12% per annum and matures on July 20, 2008, at which time the Company expects to repay the note with the proceeds of the $220,000 unsold allotment remaining under the $1,500,000 private placement previously authorized. Management believes that its existing cash balance at April 30, 2008, coupled with the additional $500,000 funding as well as the Company’s ability to borrow under its credit agreement, will be sufficient to meet its working capital, capital expenditure and investment requirements for the next 12 months. However, the Company may also require funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private financings or from other sources. There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable the Company or that any additional financing will not be dilutive

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year’s amounts have been reclassified to conform to the current period presentation.

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

Basic and diluted net income (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. As of April 30, 2008, 20,046,000 of shares to be issued are considered as outstanding for purpose of this calculation. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted loss per share does not consider such dilution as its effect would be anti-dilutive. In computing basic and diluted earnings (loss) per share, the Company considers shares to be issued as outstanding from the date the shares were sold.

At April 30, 2008 potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

Options to purchase common stock	7,337,500
Warrants to purchase common stock	12,103,000

For the three months ended April 30, 2008, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive.

Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective February 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006 (See Note 4).

Financial Assets and Liabilities Measured at Fair Value

Effective February 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

Recent accounting pronouncements

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

NOTE 2 – NOTES PAYABLE

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC (see Note 7). The notes were amended July 31, 2007 and March 19, 2008. Under the terms of the notes, as amended, interest was payable quarterly at 6.54% per annum until April 1, 2008, at which time interest increased to 9.54% per annum. Principal of $500,000 is due October 31, 2008; $500,000 is due on January 31, 2009; and $500,000 is due April 30, 2009.

Included in the $1,500,000 notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company, of which payments of $76,923 each were paid August 6, 2007 and December 31, 2007. Of the $461,538 note balance, $153,846 is due October 31, 2008, $153,846 is due January 31, 2009 and $153,846 is due on April 30, 2009.

NOTE 3 – LINE OF CREDIT

On April 3, 2008, the Company entered into a second amendment to its revolving credit agreement dated December 31, 2006. Pursuant to the second amendment, which was effective as of February 29, 2008, the term of the revolving credit agreement was extended to February 28, 2009, when all amounts outstanding are due and payable. At April 30, 2008, outstanding borrowings under this agreement were $1,515,378, which was in excess of its borrowing base by $63,115. All advances bear interest at prime plus 2% (7% at April 30, 2008) and are payable monthly in arrears. The revolving credit agreement, as amended, provides for a standby fee of 1% of the unused portion of the facility.

NOTE 4 – NOTES PAYABLE, REGISTRATION PAYMENT PENALTY

On April 3, 2008, the Company reached an agreement with investors holding certain registration rights under an August 2006 Investor Rights Agreement, whereby the Company was obligated to file a registration statement covering the investors’ shares and to have such registration statement declared effective by the Securities and Exchange Commission within a specified period of time. Failure to meet its obligations under the Investor Rights Agreement resulted in the Company incurring monetary penalties to the investors. With the execution of the Penalty Settlement Agreement on April 3, 2008, the parties to the Investor Rights Agreement agreed to cease any further accrual of the late registration penalties under such agreement, and the Company issued promissory notes to the investors in the aggregate amount of $754,600, reflecting the total accrued late registration penalties through February 29, 2008. The notes bear interest at 12% per annum and mature March 10, 2010. If the Adjusted Share Price of the Company’s common stock is equal to or greater than $.25 for a period of five (5) consecutive trading days the Company has the option of paying any or all of the accrued interest on the notes payable in its common stock. The agreement relieves the Company of any further obligation to register the investors’ shares that were the subject of a pending registration statement on Form SB-2.

NOTE 5 – COMMON STOCK PURCHASE AGREEMENT

On April 2, 2008, the Company closed on $1,002,300 of subscriptions raised under a Common Stock Purchase Agreement (“SPA”) by and among the Company and a group of investors (collectively, the “Investors”). Terms of the SPA provided for a minimum of 20,000,000 shares and a maximum of 30,000,000 shares to be sold under the SPA, at a price of $.05 per share. On April 2, 2008, the Company held its initial closing of the common stock offering, and issued 20,046,000 shares of its common stock at a price of $.05 per share for a total consideration of $1,002,300. Ten million shares were purchased by Vision Opportunity Master Fund, Ltd. (“Vision”) and 10,046,000 shares were purchased by officers, directors, management and employees of the Company or its wholly owned subsidiary, Chatsworth Data Corporation, as well as existing shareholders of the Company.

The purchase price of the stock under the SPA of $0.05 was below the trading price of the stock by $0.065. Therefore, compensation expense of $522,990 was recognized for the 8,046,000 shares of stock issued to officers, directors and employees of the Company.

The securities were offered and sold by the Company pursuant to exemptions from registration set forth in section 4(2) of the Securities Act of 1933, as amended.

The common stock purchased by Investors other than Vision is subject to a Lock-up Agreement, which provides that the Investor may not sell the common stock purchased by him for a period of twelve (12) months following the closing. Thereafter, the Investor may sell no more than 1/12 of the shares in any one month for a period of 24 months.

The funds received by the Company were immediately transferred to Chatsworth Data Corporation for use in its operations.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

On September 14, 2006, the Company adopted the 2006 Equity Incentive Plan (the Plan) for its officers, directors and consultants. Subject to adjustments, options to purchase no more than 10,000,000 shares of common stock may be issued in the aggregate under the Plan. The options may not be granted for a term in excess of ten years.

At April 30, 2008, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at February 1, 2008	7,437,500	$0.33
Granted	-	-
Exercised	-	-
Cancelled	(100,000)	0.65

Balance at April 30, 2008	7,337,500	$0.30

Additional information regarding options outstanding as of April 30, 2008 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted		Average
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$0.08-$0.65	7,337,500	5.50	$0.30	5,270,417	$0.30

The aggregate intrinsic value of the 7,337,500 options outstanding and 5,270,417 options exercisable as of April 30, 2008 was $5,600 and $3,700, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of April 30, 2008.

A summary of the status of nonvested shares as of April 30, 2008 are as follows:

Shares

Nonvested at February 1, 2008	2,411,805
Granted	-
Cancelled	(51,389)
Vested	(293,333)
Nonvested at January 31, 2008	2,067,083

For the three months ended April 30, 2008 and 2007, the Company recognized $46,378 and $59,695, respectively, of compensation expense related to the fair value of vested options, which has been reflected as compensation cost in the accompanying consolidated statement of operations.

The total deferred compensation expense for the outstanding value of unvested stock options was $261,061 as of April 30, 2008, which will be recognized over a weighted average period of 22 months.

Warrants

At April 30, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price
Warrants outstanding at February 1, 2008	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at April 30, 2008	12,103,000	$0.30

The following summarizes information about warrants outstanding at April 30, 2008:

Warrants Outstanding and Exercisable

Number of Shares under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01 - $ 0.30		$0.30

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as the chairman of the board of directors and the Company’s chief financial officer. During the three months ended April 30, 2008 and 2007, the Company paid each individual $24,000. In addition, the Company paid a firm in which one of the consultants is a partner $5,411 for services for the three months ended April 30, 2007.

A member of the Company’s board of directors was a shareholder and executive manager of CDC before he sold his stock in CDC to the Company. On August 7, 2006, the Company issued a note payable totaling $615,384 to the individual in conjunction with the acquisition of CDC. At April 30, 2007, the balance of the note was $461,538. During the three months ended April 30, 2008 and 2007, the Company accrued $8,581 and $9,924, respectively, of interest on this note to the current board member.

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

Company Overview

Chatsworth Data Solutions, Inc. was incorporated in the State of Nevada as Aderra Mines Limited on December 30, 2003, and until August 2006 was an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. In August 2006, the Company purchased all of the outstanding shares of Chatsworth Data Corporation (CDC), a manufacturer of optical readers and read heads, scanners, impact recorders and indicators. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. In November, 2006, the Company changed its name from Aderra Mines Limited to Chatsworth Data Solutions, Inc. to reflect the acquisition and operation of CDC.
.
Prior to August 2006, CDC was privately owned. It was acquired from Republic Corporation in 1971 by five Republic managers, four of whom managed CDC until the sale. CDC's corporate headquarters are in Chatsworth, California, thirty miles northwest of downtown Los Angeles. Its primary business has been the development and manufacture of optical mark readers. Over 100,000 readers and 110,000 optic head assemblies have been sold worldwide by CDC. The optical mark readers have been traditionally sold into four vertical market sectors: education, gaming and lottery, health care, and vote tabulation. CDC also manufactures impact recording devices and cable testers. CDC prides itself on customer service; its engineering and design staff is able to understand client's technical problems and offer ready solutions to those problems. A customer hotline was installed over fifteen years ago to enable field problems to be handled quickly, efficiently and effectively. New products are designed and brought to market quickly in response to customer demand.

Results of operations – For the three months ended April 30, 2008, compared to the three months ended April 30, 2007.

Sales revenue totaled $1,364,734 for the three months ended April 30, 2008 and $2,218,753 for the three months ended April 30, 2007. Following is a table indicating the sales for the respective periods.

Sales-three months ended	April 30., 2008	April 30, 2007
	(unaudited)	(unaudited)
Gaming	$463,496	$832,307
Education	486	4,999
Voting	33,290	468,832
Medical	11,820	81,595
Others	2,489	43,123
Total Optical Mark Readers	511,581	1,430,856

Impact recorders/indicators	853,153	787,897
Cable Testing	-	-

Total	$1,364,734	$2,218,753

Sales of Optical Mark Readers declined in all vertical markets served by the Company. The Company believes that the reduced sales in the voting market is a result of customers delaying updating current voting systems and delaying the purchase of new voting systems until after the fall 2008 elections. The Company believes that the reduced sales in the gaming market are a result of a decline in purchases of new equipment which is evident in the overall gaming market. The Company has developed a new scanner product which it believes will enable it to increase its sales in all of the vertical markets during the remaining quarters of the current fiscal year.

Cost of sales totaled $941,047 for the three months ended April 30, 2008 and $1,493,328 for the three months ended April 30, 2007. Gross margin percentage was 31.2% for the three months ended April 30, 2008, and 32.7% for the three months ended April 30, 2007. Although sales were down from the same period a year ago, the change in the mix of sales (increased Impact recorders/indicators as a percentage of total sales) resulted in the gross margin percentage remaining approximately the same. Impact recorders/indicators have a greater gross margin percentage that the margin on Optical Mark Readers.

General and administrative (G&A) expenses totaled $1,525,910 for the three months ended April 30, 2008 and $1,074,992 for the three months ended April 30, 2007. Included in G&A for this quarter were accounting and legal fees totaling $71,096 incurred in connection with the audit of the Company and the filing of our annual and quarterly reports. Accounting and legal fees totaled $151,223 in the three months ended April 30, 2007 and included the cost of filing our registration statement with the Securities and Exchange Commission. For the three months ended April 30, 2008, our share based compensation included $522,990 as the cost related to the issuance of our common stock as more fully described in Footnote 5 to our Financial Statements included elsewhere herein. In accordance with FASB 123(R), the Company recorded compensation expense of $46,378 for the three month period ended April 30, 2008 compared to $59,865 for the three month period ended April 30, 2007 related to vested stock options.

The Company did not record an income tax expense or benefit for the three months ended April 30, 2008. However, it recorded a net tax benefit of $261,638 for the three months ended April 30, 2007.

The net loss for the three months ended April 30, 2008 was $(1,463,288) compared to net loss of $(395,743) for the three months ended April 30, 2007.

Liquidity and Capital Resources

As of April 30, 2008, the Company had cash on hand of $218,098 compared to $72,329 as of January 31, 2008. The Company used $560,542 of cash in operating activities for the three months ended April 30, 2008 compared to $314,255 for the three months ended April 30, 2007. On April 2, 2008, the Company closed on $1,002,300 of an authorized $1,500,000 private placement of securities. The Company advanced these funds to its subsidiary, CDC, for use in its day to day operations. During the quarter ended April 30, 2008, they Company converted a registration payment obligation into a note payable that matures on March 10, 2010 and bears interest at 12% per annum payable at maturity. The agreement relieves the Company of any obligation to register the investors’ shares that were the subject of a pending registration statement.

As of April 30, 2008, CDC had borrowed $1,515,378 under its $3 million revolving line of credit. The line of credit matured February 28, 2008 and on April 3, 2008, the Company negotiated an extension of the line of credit to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008. Effective February 29, 2008, the interest rate under the line of credit increased to prime plus 2% (7% as of April 30, 2008). The increase in rate will result in approximately $36,000 of additional annual interest expense based on the current amount of borrowings.  As of April 30, 2008, the Company had exceeded its borrowing base under this agreement by $63,115. The Company utilized the proceeds of an additional $500,000 of funding that it closed on June 20, 2008 to pay down its borrowings under the credit agreement and come back into compliance with its borrowing base limitations thereunder. The additional funding was evidenced by a private placement of securities in the amount of $280.000 and the issuance of the Company’s promissory note for $220,000. The note bears interest at a rate of 12% per annum and matures on July 20, 2008, at which time the Company expects to repay the note with the proceeds of the $220,000 unsold allotment remaining under the $1,500,000 private placement previously authorized.

As of April 30, 2008, notes payable totaled $1,500,000. On March 31, 2008, a second amendment to the notes payable was made. The maturity schedule was amended so principal of $500,000 is due October 31, 2008; principal of $500,000 is due on January 31, 2009; and principal of $500,000 is due April 30, 2009. In addition, starting April 1, 2008, the interest rate of the outstanding promissory notes will increase to 9.54% from 6.54% at January 31, 2008. No other terms of the notes were modified. The increase in rate will result in approximately $45,000 of additional annual interest expense based on the current amount of the notes payable.

Management believes that its existing cash balance at April 30, 2008, coupled with the additional $500,000 funding as well as the Company’s ability to borrow under its credit agreement, will be sufficient to meet its working capital, capital expenditure and investment requirements for the next 12 months. However, the Company may also require funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private financings or from other sources. There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable the Company or that any additional financing will not be dilutive

Critical Accounting Policies

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2008, the Company closed on $1,002,300 of subscriptions raised under a Common Stock Purchase Agreement (“SPA”) by and among the Company and a group of investors (collectively the” Investors”). Terms of the SPA provided for a minimum of 20,000,000 shares and a maximum of 30,000,000 shares to be sold under the SPA, at a price of $.05 per share. On April 2, 2008, the Company held its initial closing of the common stock offering, and issued 20,046,000 shares of its common stock at a price of $.05 per share for a total consideration of $1,002,300. Ten million shares were purchased by Vision Opportunity Master Fund, Ltd. (“Vision”) and 10,046,000 shares were purchased by officers, directors, management and employees of the Company or its wholly owned subsidiary, Chatsworth Data Corporation, as well as existing shareholders of the Company.

The purchase price of the stock under the SPA of $0.05 was below the trading price of the stock by $0.065. Therefore, compensation expense of $522,990 was recognized for the 8,046,000 shares of stock issued to officers, directors and employees of the Company.

The securities were offered and sold by the Company pursuant to exemptions from registration set forth in section 4(2) of the Securities Act of 1933, as amended.

The common stock purchased by Investors other than Vision is subject to a Lock-up Agreement, which provides that the Investor may not sell the common stock purchased by him for a period of twelve (12) months following the closing. Thereafter, the Investor may sell no more than 1/12 of the shares in any one month for a period of 24 months.

The funds received by the Company were immediately transferred to Chatsworth Data Corporation for use in its operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH DATA SOLUTIONS, INC.

Date: June 23, 2008	/s/ Sidney L. Anderson
Sidney L. Anderson Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.