Form 10-Q
period 2008-07-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2008-09-15
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

or

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

Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
NNon-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2008, the issuer had 51,296,000 shares of common stock, $0.00001 par value, issued and outstanding and 5,600,000 shares of common stock, $0.00001 par value, subscribed but not yet issued.

CHATSWORTH DATA SOLUTIONS, INC.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2008 (unaudited) and January 31, 2008

	July 31, 2008 (Unaudited)	January 31, 2008
ASSETS
Current Assets
Cash	$8,230	$72,329
Accounts receivable, less allowance for doubtful accounts of $16,193 and $16,367	594,059	1,377,486
Inventories	1,835,666	1,550,974
Prepaid expenses	33,521	40,457
	2,471,476	3,041,246
Total current assets

Property and equipment, net	317,164	377,061
Goodwill	3,926,643	3,926,643
Intangible assets, net	1,142,120	1,639,640
Other assets	79,144	24,734

Total assets	$7,936,547	$9,009,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,181,278	$1,181,750
Accrued liabilities	242,065	285,955
Line of credit	1,049,892	1,797,593
Current portion of notes payable	1,720,000	1,000,000

Total current liabilities	4,193,235	4,265,298

Notes payable, long term	-	500,000

Notes payable - registration penalty	754,600	754,600

Total liabilities	4,947,835	5,519,898

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 56,896,000 and 31,250,000 shares issued and outstanding at July 31, 2008 and January 31, 2008, respectively	568	312
Additional paid-in capital	8,380,257	6,493,184
Accumulated deficit	(5,392,113)	(3,004,070)

Total stockholders' equity	2,988,712	3,489,426

Total liabilities and stockholders' equity	$7,936,547	$9,009,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Net sales	$1,256,960	$2,142,320	$2,612,819	$4,361,073
Cost of sales	884,127	1,221,607	1,825,174	2,714,935
Gross profit	372,833	920,713	787,645	1,646,138

Operating expenses:
General and administrative	912,150	1,114,740	2,429,185	2,189,633
Depreciation	41,971	31,472	81,401	57,667
Amortization of intangible assets	248,760	248,760	497,520	497,520

Loss from operations	(830,048)	(474,259)	(2,220,461)	(1,098,682)

Other income (expense)
Interest expense	(94,707)	(46,144)	(167,582)	(79,102)
Registration penalty	-	(110,000)	-	(110,000)
Other income (expense), net	(94,707)	(156,144)	(167,582	(189,102)

Loss before income taxes	(924,755)	(630,403)	(2,388,043)	(1,287,784)
Income tax benefit	-	(250,900)	-	(512,538)

Net loss	$(924,755)	$(379,503)	$(2,388,043)	$(775,246)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding	54,044,130	31,250,000	46,032,418	31,250,000

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended July 31, 2008
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, February 1, 2008	31,250,000	$312	$6,493,184	$(3,004,070)	$3,489,426

Sale of common stock	25,646,000	256	1,282,044	-	1,282,300

Stock based employee compensation	-	-	522,990	-	522,990

Fair value of vested options	-	-	82,039	-	82,039

Net loss	-	-	-	(2,388,043)	(2,388,043)

Balance, July 31, 2008 (unaudited)	56,896,000	$568	$8,380,257	$(5,392,113)	$2,988,712

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended July 31,
	2008	2007
Cash Flows from Operating Activities
Net loss for the period	$(2,388,043)	$(775,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578,921	555,187
Stock based employee compensation	522,990	-
Fair value of vested options	82,039	126,652
Income tax benefit	-	(512,538)
Changes in operating assets and liabilities:
Accounts receivable	783,427	(490,368)
Inventories	(284,692)	(351,803)
Other assets	(54,410)	7,869
Prepaid expenses	6,936	10,705
Accounts payable	(472)	750,679
Accrued liabilities	(43,890)	(412,931)
Accrued registration penalty payment	-	110,000
Net cash used in operating activities	(797,194)	(981,794)
Cash Flows from Investing Activities
Purchase of property and equipment	(21,504)	(177,150)
Net cash used in investing activities	(21,504)	(177,150)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,282,300	-
Proceeds from Note payable – MKM Opportunity Master Fund Ltd.	220,000	-
Net borrowings (repayments) on line of credit	(747,701)	1,077,593
Net cash provided by financing activities	754,599	1,077,593

Change in cash	(64,099)	(81,351)
Cash and cash equivalents, beginning of period	72,329	341,676
Cash and cash equivalents, end of period	$8,230	$260,325

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$124,888	$77,940

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2008 and for the three and six months ended July 31, 2008 and 2007
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the "Company"), through its wholly owned subsidiary Chatsworth Data Corporation ("CDC"), manufactures equipment for optical readers and read heads, impact recorders and indicators, and cable test equipment. The Company's fiscal year-end is January 31.

Liquidity and capital resources

As of July 31, 2008, the Company had cash on hand of $8,230 and had no availability under its financing arrangements. During the six months ended July 31, 2008, the Company incurred a net loss of $2,388,043 and used cash in operations of $797,194. Additionally, the Company did not make the scheduled July 20, 2008 principal payment for $220,000 on its note payable to MKM Opportunity Fund (“MKM”, see Note 2). Based on second quarter operating results resulting from slower than anticipated sales and the Company’s assessment of the business environment for the balance of 2008, management does not believe that the Company will achieve positive cash flow until the fourth quarter of 2008 or early 2009.

Management believes that its existing cash balance at July 31, 2008 will not be sufficient to meet its obligations under the note payable to MKM, obligations under notes payable to predecessor shareholders (see Note 2), and its working capital, capital expenditure and investment requirements for the next 12 months. Without additional borrowings, the Company may not be able to make its interest payments of $25,000 due September 30, 2008 and its principal payments of $500,000, due October 31, 2008, respectively, on notes payables to predecessor shareholders (see Note 2).

During the six months ended July 31, 2008, the Company (or CDC) has issued common stock for proceeds of $1,282,300 (see Note 5), and received $220,000 from the issuance of the note payable to MKM (see Note 2). In addition, on July 29, 2008, the Board of Directors approved a reduction of approximately 20% of the CDC’s workforce, effective July 31, 2008, as part of an overall plan to reduce operating costs at CDC.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources. There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business for a reasonable period of time. As of July 31, 2008, the conditions discussed above have created uncertainty about the Company's ability to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. Certain prior year's amounts have been reclassified to conform to the current period presentation.

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

At July 31, 2008 potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

Options to purchase common stock	7,787,500
Warrants to purchase common stock	12,103,000

For the three and six months ended July 31, 2008, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive.

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF No. 00-18:

"Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Registration payment arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective November 1, 2006.

Financial assets and liabilities measured at fair value

Effective February 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company's consolidated financial position or results of operations.

Recent accounting pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2008 (unaudited)	January 31, 2008

Notes payable – predecessor shareholders	$1,500,000	$1,500,000
Note payable – MKM Opportunity Master Fund Ltd.	220,000	-

	1,720,000	1,500,000

Less current maturities	1,720,000	1,000,000

Long term portion	$-	$500,000

Notes payable – predecessor shareholders

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC (see Note 7). The notes were amended July 31, 2007 and March 19, 2008. Under the terms of the notes, as amended, interest was payable quarterly at 6.54% per annum until April 1, 2008, at which time interest increased to 9.54% per annum. Principal of $1,500,000 is due as follows: $500,000 is due October 31, 2008; $500,000 is due on January 31, 2009; and $500,000 is due April 30, 2009.

Included in the $1,500,000 notes payable is a promissory note of $615,384 issued to an individual who serves as a director of the Company, of which payments of $76,923 each were paid August 6, 2007 and December 31, 2007. Of the $461,538 note balance, $153,846 is due October 31, 2008, $153,846 is due January 31, 2009 and $153,846 is due on April 30, 2009.

Notes payable – MKM Opportunity Master Fund Ltd.

On June 20, 2008, the Company issued a $220,000, non-secured loan to MKM Opportunity Master Fund, Ltd. (MKM) for working capital purposes. The loan originally bore interest of 12% per annum, with principal and accrued interest due July 20, 2008. The loan also included a fee of $20,000, which is recorded as interest expense on the accompanying condensed consolidated financial statements. As of July 31, 2008, the Company had not repaid the loan and, as such, the loan was in default. As a consequence of the default, the loan interest increased to 18% per annum, payable on maturity. The Company is currently negotiating with the lender to waive the default and satisfy the obligation.

NOTE 3 - LINE OF CREDIT

On April 3, 2008, the Company entered into a second amendment to its revolving credit agreement dated December 31, 2006. Pursuant to the second amendment, which was effective as of February 29, 2008, the term of the revolving credit agreement was extended to February 28, 2009, when all amounts outstanding are due and payable. All advances bear interest at prime plus 2% (7% at July 31, 2008) and are payable monthly in arrears. The revolving credit agreement, as amended, provides for a standby fee of 1% of the unused portion of the facility. At July 31, 2008, outstanding borrowings under this agreement were $1,049,892, which was in excess of its borrowing base by approximately $227,000.  Beginning July 31, 2008, the line of credit requires the Company to meet certain financial covenants, which the Company did not meet. The Company is currently negotiating a waiver of the covenants.

NOTE 4 – NOTES PAYABLE - REGISTRATION PENALTY

On April 3, 2008, the Company reached an agreement with investors holding certain registration rights under an August 2006 Investor Rights Agreement, whereby the Company was obligated to file a registration statement covering the investors' shares and to have such registration statement declared effective by the Securities and Exchange Commission within a specified period of time. Failure to meet its obligations under the Investor Rights Agreement resulted in the Company incurring monetary penalties to the investors. With the execution of the Penalty Settlement Agreement on April 3, 2008, the parties to the Investor Rights Agreement agreed to cease any further accrual of the late registration penalties under such agreement, and the Company issued promissory notes to the investors in the aggregate amount of $754,600, reflecting the total accrued late registration penalties through February 29, 2008. The notes bear interest at 12% per annum and mature March 10, 2010. If the Adjusted Share Price of the Company's common stock is equal to or greater than $.25 for a period of five (5) consecutive trading days the Company has the option of paying any or all of the accrued interest on the notes payable in its common stock. The agreement relieves the Company of any further obligation to register the investors' shares that were the subject of a pending registration statement.

NOTE 5 – COMMON STOCK

On April 2, 2008, the Company issued 20,046,000 shares of its common stock at a price of $.05 per share for a total consideration of $1,002,300. 10,000,000 shares were purchased by Vision Opportunity Master Fund, Ltd. ("Vision") and 10,046,000 shares were purchased by officers, directors, and employees of the Company or its wholly owned subsidiary, Chatsworth Data Corporation, as well as existing shareholders of the Company. The purchase price of the stock of $0.05 was below the trading price of the stock by $0.065. Therefore, compensation expense of $522,990 was recognized for the 8,046,000 shares of stock issued to officers, directors and employees of the Company.

On June 20, 2008, the Company agreed to issue an additional 5,600,000 shares of its common stock at a price of $.05 per share for a total consideration of $280,000. The shares were purchased by MKM Opportunity Fund, Ltd (MKM). MKM is managed by a former employee of Vision. Also on June 20, 2008, MKM loaned the Company $220,000 (see Note 2).

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock options

On September 14, 2006, the Company adopted the 2006 Equity Incentive Plan (the Plan) for its officers, directors and consultants. Subject to adjustments, options to purchase no more than 10,000,000 shares of common stock may be issued in the aggregate under the Plan. The options may not be granted for a term in excess of ten years.

During June 2008, the Company granted options to purchase a total of 300,000 shares of common stock at $0.07 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire in 2013. The options were valued at $7,727, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $322 of compensation expense from the date the options were granted through July 31, 2008 related to the fair value of the vested options.

During June 2008, the Company granted options to purchase 250,000 shares of common stock at a price of $0.07 per share to a non-employee director. Options to purchase 130,000 shares of common stock vested immediately, expire in 2017, and were valued at $3,298, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 120,000 shares of common stock vest over 24 months, expire in 2017, and were valued at $3,414. The Company recognized a total of $3,841 of compensation expense from the date the options were granted through July 31, 2008 related to the fair value of the vested options

The fair value of grants issued in the three and six months ended July 31, 2008 were determined using a Black-Scholes option pricing model with the following assumptions: 3.49% average risk-free interest rate; 50% expected volatility; expected term of five to six years, and 0% dividend yield.

At July 31, 2008, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at January 31, 2008	7,437,500	$0.33
Granted	550,000	0.07
Exercised	-	-
Cancelled	(200,000)	0.40

Balance at July 31, 2008 (unaudited)	7,787,500	$0.36

Additional information regarding options outstanding as of July 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Weighted
Average
	Number of	Remaining	Weighted
Range of	Shares Under	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$.07-$.65	7,787,500	6.38	$0.27	5,647,361	$0.30

There was no aggregate intrinsic value of the 7,787,500 options outstanding and 5,697,361 options exercisable as of July 31, 2008. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of July 31, 2008.

A summary of the status of nonvested shares as of July 31, 2008 are as follows:

Shares

Nonvested at January 31, 2008	2,411,805
Granted	550,000
Vested	(821,666)

Nonvested at July 31, 2008 (unaudited)	2,140,139

For the three and six months ended July 31, 2008, the Company recognized $35,661 and $82,039, respectively, of compensation expense related to the fair value of vested options, which has been reflected as compensation cost in the accompanying consolidated statement of operations.

The total future compensation expense for the outstanding value of unvested stock options was $223,021 as of July 31, 2008, which will be recognized over a weighted average period of 22 months.
Warrants

At July 31, 2008, warrants outstanding were as follows:
	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2008	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at July 31, 2008	12,103,000	$0.30

The following table summarizes information about warrants outstanding at July 31, 2007:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

11,000,000	$0.30	July 31, 2011	$0.30
1,000,000	$0.30	July 31, 2011	$0.30
103,000	$0.01	July 31, 2011	$0.01

12,103,000	$0.01-$0.30		$0.30

The aggregate intrinsic value of the 12,103,000 warrants outstanding and exercisable as of July 31, 2008 was $6,180. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of July 31, 2008.

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as the chairman of the board of directors and the Company's chief financial officer. During the three and six months ended July 31, 2008 and 2007, the Company paid or incurred an obligation to pay each individual $24,000 and $48,000, respectively. In addition, the Company paid a firm in which one of the consultants is a partner $2,257 and $7,668 for services for the three and six months ended July 31, 2007. As of July 31, 2008 the Company was obligated to the Company’s Chief Financial Officer in the amount of $24,000 for compensation earned but unpaid for the three months ended July 31, 2008.

A member of the Company's board of directors was a shareholder and executive manager of CDC before he sold his stock in CDC to the Company. On August 7, 2006, the Company issued a note payable totaling $615,384 to the individual in conjunction with the acquisition of CDC. At April 30, 2007, the balance of the note was $461,538. During the three and six months ended July 31, 2008 the Company accrued $11,008 and $22,015, respectively, of interest on this note to the current board member. During the three and six months ended July 31, 2007, the Company accrued $10,034 and $19,958, respectively, of interest on this note to the current board member

NOTE 8 – SUBSEQUENT EVENT

On June 13, 2008, shareholders holding approximately 72% of the issued and outstanding common stock of the Company approved an amendment to the Company’s articles of incorporation to change the name of the Company from Chatsworth Data Solutions, Inc. to International Data Solutions, Inc. A certificate of amendment reflecting the name change will be filed after dissemination of the Company’s definitive information statement to its shareholders is complete.

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

Company Overview

Chatsworth Data Solutions, Inc. was incorporated in the State of Nevada as Adera Mines Limited on December 30, 2003, and until August 2006 was an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. In August 2006, the Company purchased all of the outstanding shares of Chatsworth Data Corporation (CDC), a manufacturer of optical readers and read heads, scanners, impact recorders and indicators. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. In November, 2006, the Company changed its name from Adera Mines Limited to Chatsworth Data Solutions, Inc. to reflect the acquisition and operation of CDC.
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

Results of operations – For the three months ended July 31, 2008, compared to the three months ended July 31, 2007.

Sales revenue totaled $1,256,960 for the three months ended July 31, 2008 and $2,142,320 for the three months ended July 31, 2007. Following is a table indicating the sales for the respective periods.

Sales-three months ended	July 31, 2008	July 31, 2007
	(unaudited)	(unaudited)
Gaming	$378,167	$713,956
Education	94,368	261,405
Voting	40,857	14,371
Medical	57,996	94,238
Others	63,868	81,128
Total Optical Mark Readers	635,256	1,165,098

Impact recorders/indicators	621,704	787,897
Cablemaster	-	189,325

Total	$1,256,960	$2,142,320

Sales of Optical Mark Readers declined in all vertical markets served by the Company except for Voting which showed a small increase. The Company believes that the reduced sales in the gaming market are a result of a decline in purchases of new equipment which is evident in the overall gaming market. The Company has developed a new scanner product which it believes will enable it to increase its sales in all of the vertical markets during the remaining quarters of the current fiscal year. The Company no longer actively markets the Cablemaster product and any future sales will be negligible.

Cost of sales totaled $884,127 for the three months ended July 31, 2008 and $1,221,607 for the three months ended July 31, 2007. Gross margin percentage was 29.7% for the three months ended July 31, 2008 and 43.07% for the three months ended July 31, 2007. The reduced gross margin percentage is due to the need to spread fixed manufacturing costs over a smaller volume of sales and the fact the gross margin is greater on Impact recorders/indicators and the Cablemaster line.

General and administrative (G&A) expenses totaled $912,150 for the three months ended July 31, 2008 and $1,114,740 for the three months ended July 31, 2007. Included in G&A for this quarter were accounting and legal fees totaling $28,796 compared to $197,096 in the quarter ended July 31, 2007. The legal and accounting fees in the quarter ended July 31, 2007 included costs incurred in connection with the attempt to register certain shares issued by the Company. The current quarter included no such fees. The current quarter includes the cost of outside consulting services of $31,382 compared to $ $91,369 in the quarter ended July 31, 2007. The cost of group medical insurance increased from $28,567 in the quarter ended July 31, 2007 to $39,587 in the current quarter. Salary cost decreased from $492,635 in the quarter ended July 31, 2007 to $466,650 in the current quarter. In accordance with SFAS 123(R), the Company recorded an expense for the fair value of vested stock options of $35,661 for the three month period ended July 31, 2008 compared to $66,967 for the three month period ended July 31, 2007.

The company did not record an income tax expense or benefit for the three months ended July 31, 2008. However the Company recorded an income tax benefit of $250,900 for the quarter ended July 31, 2007.

The net loss for the three months ended July 31, 2008 was $(924,755) compared to net loss of $(395,503) for the three months ended July 31, 2007.

Results of operations - For the six months ended July 31, 2008, compared to the six months ended July 31, 2007.

Sales revenue totaled $2,612,819 for the six months ended July 31, 2008 and $4,361,073 for the six months ended July 31, 2007. Following is a table indicating the sales for the respective periods.

Sales-six months ended	July 31, 2008	July 31, 2007
	(unaudited)	(unaudited)
Gaming	$647,989	$1,546,263
Education	196,564	266,404
Voting	91,674	483,203
Medical	90,606	145,596
Others	129,199	124,250
Total Optical Mark Readers	1,156,032	2,565,716

Impact recorders/indicators	1,456,787	1,605,671
Cablemaster	-	189,686

Total	$2,612,819	$4,361,073

Sales of Optical Mark Readers declined in all vertical markets served by the Company. The Company believes that the reduced sales in the voting market is a result of customers delaying updating current voting systems and delaying the purchase of new voting systems until after the fall 2008 elections. The Company believes that the reduced sales in the gaming market are a result of a decline in purchases of new equipment which is evident in the overall gaming market. The Company has developed a new scanner product which it believes will enable it to increase its sales in all of the vertical markets during the remaining quarters of the current fiscal year. The Company no longer actively markets the Cablemaster product and any future sales will be negligible.

Cost of sales totaled $1,825,174 for the six months ended July 31, 2008 and $2,714,935 for the six months ended July 31, 2007. Gross margin percentage was 30.14% for the six months ended July 31, 2008 and 37.87% for the six months ended July 31, 2007. The reduced gross margin percentage is due to the need to spread fixed manufacturing costs over a smaller volume of sales and the fact the gross margin is greater on Impact recorders/indicators and the Cablemaster line.

General and administrative (G&A) expenses totaled $2,429,185 for the six months ended July 31, 2008 and $2,189,633 for the six months ended July 31, 2007. Included in G&A for the current six month period is accounting and legal fees totaling $99,891 compared to $353,790 in the quarter ended July 31, 2007. The legal and accounting fees in the six month period ended July 31, 2007 included costs incurred in connection with the attempt to register certain shares issued by the Company. The current quarter included no such fees. The current six month period includes the cost of outside consulting services of $125,269 compared to $247,135 in the quarter ended July 31, 2007. The cost of group medical insurance increased from $51,434 in the six month period ended July 31, 2007 to $72,425 in the current six month period. Salary cost decreased from $938,626 in the six month period ended July 31, 2007 to $902,572 in the current period. In accordance with SFAS 123(R), the Company recorded an expense for the fair value of vested stock options of $82,039 for the six month period ended July 31, 2008 compared to $126,652 for the six month period ended July 31, 2007. Also in accordance with SFAS 123(R), in the six month period ended July 31, 2008 the Company recorded compensation expense in connection with the issuance of common stock in the amount of $522,990. No such expense was recorded in the six month period ended July 31, 2007.

The company recorded a net tax benefit of $512,538 in the six month period ended July 31, 2007. However no income tax expense or income tax benefit was recorded in the six month period ended July 31, 2008.

The net loss for the six months ended July 31, 2008 was $(2,388,043) compared to net loss of $(775,246) for the six months ended July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2008, the Company had cash on hand of $8,230 compared to $72,329 as of January 31, 2008. The Company used $797,194 of cash in operating activities for the six months ended July 31, 2008 compared to $981,794 for the six months ended July 31, 2007. On June 20, 2008 the Company closed on $280,000 of an authorized $1,500,000 private placement of securities. The Company also borrowed $220,000 from the purchaser of the securities, MKM Opportunity Master Fund, Ltd. The Company advanced $475,000 of the $500,000 to its subsidiary, CDC, for use in its day to day operations. During the six month period ended July 31, 2008, the Company converted a registration payment obligation into a note payable that matures on March 10, 2010 and bears interest at 12% per annum payable at maturity. The agreement relieves the Company of any obligation to register the investors’ shares that were the subject of a pending registration statement.

As of July 31, 2008, CDC had borrowed $1,049,892 under its $3 million revolving line of credit. The line of credit matured February 28, 2008 and on April 3, 2008, the Company negotiated an extension of the line of credit to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008. Effective February 29, 2008, the interest rate under the line of credit increased to prime plus 2% (7% as of July 31, 2008). The increase in rate will result in approximately $24,000 of additional annual interest expense based on the current amount of borrowings. As of July 31, 2008, the Company had exceeded it borrowing base under this agreement by $227,070. The Company had reduced the excess borrowing to $60,742 as of August 31, 2008, as a result of an increased borrowing base as of that date.

As of July 31, 2008, notes payable totaled $1,720,000. Notes payable to the selling shareholders in the amount of $1,500,000 were amended on March 31, 2008. The maturity schedule was amended so principal of $500,000 is due October 31, 2008; principal of $500,000 is due on January 31, 2009; and principal of $500,000 is due April 30, 2009. In addition, starting April 1, 2008, the interest rate of the outstanding promissory notes will increase to 9.54% from 6.54% at January 31, 2008. No other terms of the notes were modified. The increase in rate will result in approximately $45,000 of additional annual interest expense based on the current amount of the notes payable.  The principal of the note in the amount of $220,000 to MKM Opportunity Master Fund, Ltd. and all accrued interest was due on July 20, 2008. The note and accrued interest remains unpaid as of August 31, 2008. The note bears interest at 12% until maturity and after that date bears interest at 18% per annum. In addition, the Company is obligated to MKM Opportunity Master Fund, Ltd. in the amount of $20,000 which represents a commitment fee payable if the note has not been paid by August 20, 2008.

Management believes that its existing cash balance at July 31, 2008 will not be sufficient to meet its obligation under note to MKM Opportunity Master Fund, Ltd., its working capital, capital expenditure and investment requirements for the next 12 months. Without additional borrowings, the Company may not be able to make its interest payment on the selling shareholders notes due on September 30, 2008 of approximately $25,000 and the principal payment due on those notes on October 31, 2008 in the amount of $500,000. The Company may also require funds for other purposes and may seek to raise such funds though public and private financings or from other sources. There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information required by this.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2008, the Company closed on $1,002,300 of subscriptions raised under a Common Stock Purchase Agreement (“SPA”) by and among the Company and a group of investors (collectively the” Investors”). Terms of the SPA provided for a minimum of 20,000,000 shares and a maximum of 30,000,000 shares to be sold under the SPA, at a price of $.05 per share. On April 2, 2008, the Company held its initial closing of the common stock offering, and issued 20,046,000 shares of its common stock at a price of $.05 per share for a total consideration of $1,002,300. Ten million shares were purchased by Vision Opportunity Master Fund, Ltd. (“Vision”) and 10,046,000 shares were purchased by other accredited investors, including officers, directors, management and employees of the Company or its wholly owned subsidiary, Chatsworth Data Corporation, as well as existing shareholders of the Company.

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

On June 20, 2008, the Company closed on an additional $500,000 of funding, evidenced by a private placement of securities in the amount of $280,000 and the issuance of the Company's promissory note for $220,000. The note bears interest at 12% per annum and matured on July 20, 2008. The note remains unpaid as of August 31, 2008 and is now in default. The note now bears interest at the default rate of 18%. In addition the Company is obligated to pay a commitment fee of $20,000 as a result of not paying the principal of the note by August 20, 2008.

The purchase price of the stock under the SPA of $0.05 and 5,600,000 shares of were sold to the purchaser.

The securities were offered and sold by the Company pursuant to exemptions from registration set forth in section 4(2) of the Securities Act of 1933, as amended.

Funds received by the Company in the amount of $475,000 were immediately transferred to Chatsworth Data Corporation for use in its operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 20, 2008, the Company issued a $220,000, non-secured loan to MKM Opportunity Master Fund, Ltd. (MKM) for working capital purposes. The loan originally bore interest of 12% per annum, with principal and accrued interest due July 20, 2008. As of July 31, 2008, the Company had not repaid the loan and, as such, the loan was in default. As a consequence of the default, the loan interest increased to 18% per annum, payable on maturity. The Company is currently negotiating with the lender to waive the default and satisfy the obligation.

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. On April 3, 2008, the Company entered into a second amendment to its revolving credit. At July 31, 2008, outstanding borrowings under this agreement were $1,049,892, which was in excess of its borrowing base by approximately $227,000.  Beginning July 31, 2008, the line of credit requires the Company to meet certain financial covenants, which the Company did not meet. The Company is currently negotiating a waiver of the covenants.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: September __, 2008	/s/ Sidney L. Anderson
Sidney L. Anderson Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.