Form 10-Q
period 2008-10-31
CHATSWORTH DATA SOLUTIONS, INC.
filed 2008-12-22
CIK 1281629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

or

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

As of November 30, 2008, the issuer had 56,896,000 shares of common stock, $0.00001 par value, issued and outstanding.

CHATSWORTH DATA SOLUTIONS, INC.

INDEX TO FORM 10-Q

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31 2008 (Unaudited) and January 31, 2008

	October 31, 2008 (Unaudited)	January 31, 2008
ASSETS
Current Assets
Cash	$181,804	$72,329
Accounts receivable, less allowance for doubtful accounts of $16,193 and $16,367	601,818	1,377,486
Inventories	1,431,261	1,550,974
Prepaid expenses	28,329	40,457

Total current assets	2,243,212	3,041,246

Property and equipment, net	328,773	377,061
Goodwill	-	3,926,643
Intangible assets, net	-	1,639,640
Other assets	58,182	24,734

Total assets	$2,630,167	$9,009,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$1,181,906	$1,181,750
Accrued liabilities	320,751	285,955
Line of credit	1,049,892	1,797,593
Current portion of notes payable	1,720,000	1,000,000
Registration payment penalty promissory note	754,600	-

Total current liabilities	5,027,149	4,265,298

Notes payable, long term	-	500,000

Registration payment penalty promissory notes	-	754,600

Total liabilities	5,027,149	5,519,898

Commitments and contingencies

Stockholders' Equity (Deficiency):
Preferred stock, par value $0.00001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 100,000,000 shares authorized, 56,896,000 and 31,250,000 shares issued and outstanding at October 31, 2008 and January 31, 2008, respectively	568	312
Additional paid-in capital	8,410,326	6,493,184
Accumulated deficit	(10,807,876)	(3,004,070)

Total stockholders' equity (deficiency)	(2,396,982)	3,489,426

Total liabilities and stockholders' equity (deficiency)	$2,630,167	$9,009,324

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,440,469	$2,175,163	$4,066,779	$6,536,237
Cost of sales	951,047	1,458,903	2,776,221	4,173,837
Gross profit	489,422	716,260	1,290,558	2,362,400

Operating expenses
General and administrative	711,229	917,286	3,153,907	3,106,920
Depreciation	34,491	36,730	115,892	94,398
Amortization of intangible assets	248,760	248,760	746,280	746,280

Loss from operations	(505,058)	(486,516)	(2,725,521)	(1,585,198)

Other income (expense)
Interest expense, net	(90,701)	(61,911)	(258,282)	(141,015)
Impairment of goodwill and intangible assets	(4,820,003)	-	(4,820,003)	-
Registration penalty	-	(227,000)	-	(337,000)
Other income (expense), net	(4,910,704)	(288,911)	(5,078,285)	(478,015)

Loss before income taxes	(5,415,762)	(775,427)	(7,803,806)	(2,063,213)
Income tax benefit	-	(39,017)	-	(551,554)

Net loss	$(5,415,762)	$(736,410)	$(7,803,806)	$(1,511,659)

Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.16)	$(0.05)

Weighted average shares outstanding	56,896,000	31,250,000	49,616,584	31,250,000

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

For the nine months ended October 31, 2008
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2008	31,250,000	$312	$6,493,184	$(3,004,070)	$3,489,426

Sale of common stock	25,646,000	256	1,282,044	-	1,282,300

Fair value of vested stock options	-	-	112,108	-	112,108

Fair value of stock-based employee compensation	-	-	522,990	-	522,990

Net loss	-	-	-	(7,803,806)	(7,803,806)

Balance, October 31, 2008	56,896,000	$568	$8,410,326	$(10,807,876)	$(2,396,982)

See accompanying notes to condensed consolidated financial statements.

CHATSWORTH DATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(7,803,806)	$(1,511,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827,681	803,947
Fair value of stock based employee compensation	522,990	-
Fair value of vested stock options	112,108	182,175
Impairment of goodwill and intangible assets	4,820,003	-
Income tax benefit	-	(551,554)
Changes in operating assets and liabilities
Accounts receivable	775,668	(146,876)
Inventories	119,713	(878,135)
Other assets	(33,448)	16,937
Prepaid expenses	12,128	6,445
Accounts payable	156	837,338
Accrued liabilities	34,796	(402,423)
Accrued registration penalty payment	-	337,000
Net cash used in operating activities	(612,011)	(1,306,805)

Cash Flows from Investing Activities
Purchase of property and equipment	(33,113)	(183,798)
Net cash used in investing activities	(33,113)	(183,798)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,282,300	1,577,593
Proceeds from Note payable – MKM Opportunity Master Fund Ltd.	220,000	-
Net borrowings (repayments) on line of credit	(747,701)	-
Principal payments on notes payable	-	(250,000)
Net cash provided by financing activities	754,599	1,327,593

Increase (decrease) in cash and cash equivalents	109,475	(163,010)
Cash and cash equivalents, beginning of period	72,329	341,676
Cash and cash equivalents , end of period	$181,804	$178,666

Supplemental cash flow information
Cash paid for income taxes	$	$-
Cash paid for interest	$126,104	$145,326

See accompanying notes to condensed consolidated financial statements

CHATSWORTH DATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

Chatsworth Data Solutions, Inc. (the "Company"), through its wholly owned subsidiary Chatsworth Data Corporation ("CDC"), manufactures equipment for optical readers and read heads, impact recorders and indicators.  The Company's fiscal year-end is January 31.  On June 13, 2008, shareholders holding approximately 72% of the issued and outstanding common stock of the Company approved an amendment to the Company’s articles of incorporation to change the name of the Company from Chatsworth Data Solutions, Inc. to International Data Solutions, Inc. A certificate of amendment reflecting the name change will be filed after dissemination of the Company’s definitive information statement to its shareholders is complete.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates, among other things, the realization of assets and settlement of liabilities in the normal course of business.

On December 11, 2008, the CDC received a notice of default from the Bank of Oklahoma, N.A. (“BOK”) regarding its revolving credit agreement (see Note 3).  BOK advised CDC that it was not in compliance with certain provisions of the credit agreement and had a 20 day period to cure the default.  In the event that CDC fails to cure the default within the 20 day cure period, BOK may pursue further action including acceleration of all amounts due and/or foreclosure of BOK’s security interest in substantially all of CDC’s assets.  The Company, as guarantor, and CDC are currently in discussions with BOK to seek a waiver or forbearance of the default or to amend the credit agreement.

In addition, the Company is in default on $1,500,000 of notes payables due to predecessor shareholders (see Note 2), is in default on $220,000 note payable to MKM Opportunity Fund (see Note 2), and is deemed to be in default on $754,600 registration payment penalty promissory note (see Note 4).

As of October 31, 2008, the Company had cash on hand of $181,804 and had no availability under its financing arrangements. During the nine months ended October 31, 2008, the Company incurred a net loss of $7,803,806 and used cash in operations of $612,011. Based on third quarter operating results resulting from slower than anticipated sales and the Company’s assessment of the business environment for the balance of 2008, management does not believe that the Company will achieve positive cash flow from operations until at least the second quarter of 2009.

Existing cash balance at October 31, 2008 will not be sufficient to meet its obligations under the Company’s revolving credit agreement, note payable to MKM, obligations under notes payable to predecessor shareholders, working capital requirements, and capital expenditure and investment requirements for the next 12 months.  If the Company is not able to obtain some liquidity, either from loans or other means, the Company may be forced to cease activity and seek bankruptcy protection.

The Company is exploring alternatives to improve liquidity, including raising capital, refinancing outstanding debt, or the potential sale of assets.  There can be no assurance that the Company will be able to obtain a waiver, forbearance or amendment from BOK, MKM, or predecessor shareholders, or that such a waiver, forbearance or amendment would be on terms acceptable to the Company.  There is also no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.

As of October 31, 2008, these items among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Goodwill and intangible assets

Goodwill and other intangible assets are related to the Company's acquisition of CDC in August 2006.  Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for customer relations and five years for propriety technology.

In accordance with Statement of Financial Accounting Standards  (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates goodwill for impairment at least annually at January 31, or more frequently if events or circumstances indicate that the assets may be impaired.  The Company previously evaluated its goodwill at January 31, 2008, and determined that there was no impairment of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed.  The Company previously evaluated its other intangible assets with finite lives at January 31, 2008, and determined that there was no impairment of other intangible assets.

Based on a combination of factors, including deterioration in the economic environment, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock, and the Company’s continuing operating losses, the Company has determined that indicators of impairment exist at October 31, 2008.  The Company performed an assessment of the fair value of its goodwill and other intangible assets at October 31, 2008 and determined they were impaired.  The assessment included the determination of the fair value of CDC, the reporting unit, using a discounted cash flow approach.  Accordingly, the Company recorded an impairment loss of goodwill and other intangible assets of $4,820,003 during the three and nine months ended October 31, 2008.  There was no impairment charges recorded during the three and nine months ended October 31, 2007.

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

At October 31, 2008 potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

Options to purchase common stock	7,787,500
Warrants to purchase common stock	12,103,000

For the three and nine months ended October 31, 2008, these options and warrants were not included in the computation of diluted loss per share as their effects are anti-dilutive.

Stock compensation costs

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R, “Share Based Payment”, effective February 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

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

NOTE 2 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2008	January 31, 2008
	(Unaudited)

Notes payable – predecessor shareholders	$1,500,000	$1,500,000
Notes payable – MKM Opportunity Master Fund Ltd.	220,000	-

	1,720,000	1,500,000

Less current maturities	1,720,000	1,000,000

Long term portion	$-	$500,000

Notes payable – predecessor shareholders

Notes payable consist of seven unsecured notes that are payable to the predecessor shareholders of CDC in connection with the acquisition of CDC (see Note 7). The notes were amended October 31, 2007 and March 19, 2008. Under the terms of the notes, as amended, interest was payable quarterly at 6.54% per annum until April 1, 2008, at which time interest increased to 9.54% per annum. Principal of $500,000 was due October 31, 2008; $500,000 is due on January 31, 2009; and $500,000 is due April 30, 2009.  The notes payable-predecessor shareholders are in default as the Company did not pay the required interest payments of $25,000 due September 30, 2008 and the principal payments of $500,000, due October 31, 2008, on notes payables to predecessor shareholders.

Included in the $1,500,000 notes payable is a promissory note in the original amount of $615,384 issued to an individual who serves as a director of the Company.  The balance outstanding under this note was $461,538 as of October 31, 2008 and January 31, 2008, of which $153,846 was due October 31, 2008, $153,846 is due January 31, 2009 and $153,846 is due on April 30, 2009.

Notes payable – MKM Opportunity Master Fund Ltd.

On June 20, 2008, the Company issued a $220,000, non-secured loan to MKM Opportunity Master Fund, Ltd. (MKM) for working capital purposes. The loan originally bore interest of 12% per annum, with principal and accrued interest due July 20, 2008. The loan also included a fee of $20,000, which is recorded as interest expense on the accompanying condensed consolidated financial statements. As of October 31, 2008, the Company had not repaid the loan and, as such, the loan was in default. As a consequence of the default, the loan interest increased to 18% per annum.

NOTE 3 - LINE OF CREDIT

On September 30, 2008, the Company entered into a third amendment to its revolving credit agreement dated December 31, 2006.  The third amendment provides for a reduction in the amount of the credit facility from a maximum of $3,000,000 to a maximum of $1,050,000.  The agreement is subject to a borrowing base and is secured by all accounts receivable and inventory of the Company.  On April 3, 2008, the Company entered into a second amendment to its revolving credit agreement, which was effective February 29, 2008 and extended the term of the revolving credit agreement to February 28, 2009, when all amounts outstanding are due and payable. All advances bear interest at prime plus 2% (6% at October 31, 2008) and are payable monthly in arrears. The revolving credit agreement, as amended, provides for a standby fee of 2% of the unused portion of the facility. At October 31, 2008, outstanding borrowings under this agreement were $1,049,892, which was in excess of its borrowing base by approximately $156,000.  Amounts outstanding under this line of credit at January 31, 2008 $1,757,593.  Beginning October 31, 2008, the line of credit requires the Company to meet certain financial covenants, which the Company did not meet.  On December 11, 2008, the CDC received a notice of default from the Bank of Oklahoma, N.A. (“BOK”) regarding its revolving credit agreement.  BOK advised CDC that it was not in compliance with certain provisions of the credit agreement and had a 20 day period to cure the default.  In the event that CDC fails to cure the default within the 20 day cure period, BOK may pursue further action including acceleration of all amounts due and/or foreclosure of BOK’s security interest in substantially all of CDC’s assets.  The Company, as guarantor, and CDC are currently in discussions with BOK to seek a waiver or forbearance of the default or to amend the credit agreement.

NOTE 4 – NOTES PAYABLE, REGISTRATION PAYMENT PENALTY

On April 3, 2008, the Company reached an agreement with investors holding certain registration rights under an August 2006 Investor Rights Agreement, whereby the Company was obligated to file a registration statement covering the investors' shares and to have such registration statement declared effective by the Securities and Exchange Commission within a specified period of time. Failure to meet its obligations under the Investor Rights Agreement resulted in the Company incurring monetary penalties to the investors. With the execution of the Penalty Settlement Agreement on April 3, 2008, the parties to the Investor Rights Agreement agreed to cease any further accrual of the late registration penalties under such agreement, and the Company issued promissory notes to the investors in the aggregate amount of $754,600, reflecting the total accrued late registration penalties through February 29, 2008. The notes bear interest at 12% per annum and mature March 10, 2010. If the Adjusted Share Price of the Company's common stock is equal to or greater than $.25 for a period of five (5) consecutive trading days the Company has the option of paying any or all of the accrued interest on the notes payable in its common stock. The agreement relieves the Company of any further obligation to register the investors' shares that were the subject of a pending registration statement.  One provision of the notes payable is that if the Company admits an inability to pay its debts generally as they become due, the notes payable are deemed to be in default.  Accordingly, the notes payable, registration rights agreement are deemed to be in default as of October 31, 2008, and as a consequence, the loans became due immediately, and loan interest increased to 18% per annum.

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

During June 2008, the Company granted options to purchase a total of 300,000 shares of common stock at $0.07 per share to various employees. The options vest one year from the date of grant with respect to 50% of the shares of common stock and the remaining options vest over the following three years and expire in 2013. The options were valued at $7,727, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $1,288 of compensation expense from the date the options were granted through October 31, 2008 related to the fair value of the vested options.

During June 2008, the Company granted options to purchase 250,000 shares of common stock at a price of $0.07 per share to a non-employee director. Options to purchase 130,000 shares of common stock vested immediately, expire in 2017, and were valued at $3,298, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model, and were recorded as compensation expense. Options to purchase 120,000 shares of common stock vest over 24 months, expire in 2017, and were valued at $3,414. The Company recognized a total of $4,220 of compensation expense from the date the options were granted through October 31, 2008 related to fair value of the vested options

The fair value of grants issued in the three and nine months ended October 31, 2008 were determined using a Black-Scholes option pricing model with the following assumptions: 3.49% average risk-free interest rate; 50% expected volatility; five year expected term, and 0% dividend yield.

At October 31, 2008, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at January 31, 2008	7,437,500	$0.33
Granted	550,000	0.07
Exercised	-	-
Cancelled	(200,000)	0.40

Balance at October 31, 2008	7,787,500	$0.36

Additional information regarding options outstanding and exercisable as of October 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Weighted
	Number of	Average
	Shares	Remaining	Weighted
Range of	Underlying	Contractual	Average	Shares Under	Weighted
Exercise Price	Options	life (years)	Exercise Price	Options	Exercise Price

$.07-$.65	7,787,500	6.38	$ 0.27	6,012,361	$ 0.32

The aggregate intrinsic value of the 7,787,500 options outstanding and 6,021,361 options exercisable as of October 31, 2008 was nil. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of October 31, 2008.

A summary of the status of nonvested shares as of October 31, 2008 are as follows:

Shares

Nonvested at January 31, 2008	2,411,805
Granted	550,000
Vested	(1,136,666)

Nonvested at October 31, 2007	1,825,139

For the three and nine months ended October 31, 2008, the Company recognized $30,069 and $112,108, respectively, of compensation expense related to the fair value of vested options, which has been reflected as compensation cost in the accompanying consolidated statement of operations.

The total deferred compensation expense for the outstanding value of unvested stock options was $192,950 as of October 31, 2008, which will be recognized over a weighted average period of 22 months.

Warrants

At October 31, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at February 1, 2008	12,103,000	$0.30
Warrants granted	-	-
Warrants expired	-	-

Warrants outstanding at October 31, 2008	12,103,000	$0.30

Additional information regarding warrants outstanding and exercisable as of October 31, 2008 is as follows:

Warrants Outstanding				Warrants Exercisable

	Number of			Number of
	Shares	Remaining	Weighted	Shares	Weighted
	Underlying	Contractual	Average	Underlying	Average
Exercise Price	Warrants	life (years)	Exercise Price	Warrants	Exercise Price

$0.30	11,000,000	3	$0.30	11,000,000	$0.30
$0.30	1,000,000	3	$0.30	1,000,000	$0.30
$0.01	103,000	3	$0.01	103,000	$0.01

$0.01-$0.30	12,103,000		$0.30	12,103,000	$0.30

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 1, 2006, the Company entered into consulting agreements with two individuals to serve as the chairman of the board of directors and the Company's chief financial officer. During the three and nine months ended October 31, 2008 and 2007, the Company paid or incurred an obligation to pay each individual $24,000 and $72,000, respectively. In addition, the Company paid a firm in which one of the consultants is a partner $$1,005 and $8,673 for services for the three and nine months ended October 31, 2007 and $1,000 and $2,365 for the three and nine months ended October 31, 2008. As of October 31, 2008 the Company was obligated to the Company’s Chief Financial Officer in the amount of $24,000 for compensation earned but unpaid at October 31, 2008.

A member of the Company's board of directors was a shareholder and executive manager of CDC before he sold his stock in CDC to the Company. On August 7, 2006, the Company issued a note payable totaling $615,384 to the individual in conjunction with the acquisition of CDC. At April 30, 2007, the balance of the note was $461,538. During the three and nine months ended October 31, 2008 the Company accrued $11,219 and $33,656, respectively, of interest on this note to the current board member.  During the three and nine months ended October 31, 2007, the Company accrued $10,034 and $19,958, respectively, of interest on this note to the current board member.

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

Results of operations – For the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

Sales revenue totaled $1,440,469 for the three months ended October 31, 2008 and $2,175,163 for the three months ended October 31, 2007.  Following is a table indicating the sales for the respective periods.

Sales-three months ended	October 31, 2008	October 31, 2007
	(Unaudited)	(Unaudited)
Gaming	$479,468	$322,929
Education	65,249	989,670
Voting	104,534	637
Medical	35,615	52,791
Others	73,137	72,193
Total Optical Mark Readers	758,003	1,438,220

Impact recorders/indicators	682,466	736,943
Cablemaster	-	-

Total	$1,440,469	$2,175,163

Sales of Optical Mark Readers declined due to reduced sales in the Education market.  The quarter ended October 31, 2007 included sales to a customer that did not repeat in the current quarter.  There was an increase in sales in the Voting market which were negligible in the quarter ended October 31, 2007.  The Company believes that the reduced sales in the gaming market are a result of a decline in purchases of new equipment which is evident in the overall gaming market.  The Company has developed a new scanner product and sales of scanners were $35,227 in the current quarter.  The Company anticipates the sales of scanners will increase in the future and may enable it to increase its sales in several of the vertical markets in the coming year.  The Company no longer actively markets the Cablemaster product and any future sales will be negligible.

Cost of sales totaled $951,047 for the three months ended October 31, 2008 and $1,458,903 for the three months ended October 31, 2007.  Gross margin percentage was 34.0% for the three months ended October 31, 2008 and 32.9% for the three months ended October 31, 2007.  The increased gross margin percentage is the result of Impact recorders/indicators making up a larger percentage of sales.  Impact recorders/indicators have a larger gross margin percentage than due Optical Mark Readers.  The increase in gross margin due the change in the mix of sales is partially offset by the need to spread manufacturing overhead over a small volume of sales.

General and administrative (G&A) expenses totaled $711,229 for the three months ended October 31, 2008 and $917,286 for the three months ended October 31, 2007.  Included in G&A for this quarter were accounting and legal fees totaling $17,131 compared to $75,974 in the quarter ended October 31, 2007.  The legal and accounting fees in the quarter ended October 31, 2007 included costs incurred in connection with the attempt to register certain shares issued by the Company.  The current quarter included no such fees.  The current quarter includes the cost of outside consulting services of $36,116 compared to $183,170 in the quarter ended October 31, 2007.  The cost of group medical insurance increased from $26,351 in the quarter ended October 31, 2007 to $34,385 in the current quarter.  Salary cost was approximately the same in the current quarter and the quarter ended October 31, 2007.  In accordance with SFAS 123(R), the Company recorded an expense for the fair value of vested stock options of $30,069 for the three month period ended October 31, 2008 compared to $55,523 for the three month period ended October 31, 2007.

The Company recognized an impairment charge of $4,820,003 for goodwill and amortizable intangible assets.  These assets were recorded a result of the acquisition of CDC in August 2006.  The Company performed an analysis of the carrying value of the goodwill and the unamortized balance of certain intangible assets and determined that an impairment charge was necessary.  The analysis included the determination of the fair value of the reporting unit, using a discounted cash flow approach.  The carrying value exceeded the fair value of the unit.  A comparison of the market value of the Company’s common stock the Company’s equity supported the determination that an impairment charge was warranted.  The Company then measured the amount of the impairment loss and recorded the loss in the current quarter ended October 31, 2008.  No such impairment charge was recorded in the quarter ended October 31, 2007.

The Company did not record an income tax expense or benefit for the three months ended October 31, 2008.  However the Company recorded an income tax benefit of $39,017 for the quarter ended October 31, 2007.

The net loss for the three months ended October 31, 2008 was $(5,415,762) compared to net loss of $(736,410) for the three months ended October 31, 2007.

Results of operations – For the nine months ended October 31, 2008, compared to the nine months ended October 31, 2007.

Sales revenue totaled $4,066,779 for the nine months ended October 31, 2008 and $6,536,237 for the nine months ended October 31, 2007.  Following is a table indicating the sales for the respective periods.

Sales-nine months ended	October 31, 2008	October 31, 2007
	(Unaudited)	(Unaudited)
Gaming	$1,127,457	$1,869,192
Education	261,813	1,256,074
Voting	196,203	483,840
Medical	126,221	198,747
Others	215,832	196,444
Total Optical Mark Readers	1,927,526	4,004,297

Impact recorders/indicators	2,139,253	2,342,614
Cablemaster	-	189,326

Total	$4,066,779	$6,536,237

Sales of Optical Mark Readers declined in all vertical markets served by the Company.  The Company believes that the reduced sales in the voting market is a result of customers delaying updating current voting systems and delaying the purchase of new voting systems until after the fall 2008 elections.  The Company believes that the reduced sales in the gaming market are a result of a decline in purchases of new equipment which is evident in the overall gaming market. The reduced sales in the Education market is primarily the result of one customer not repeating its orders during the current nine months ended October 31, 2008.  The Company has developed a new scanner product which it anticipates will enable it to increase its sales in several of the vertical markets during the coming year.  Sales of scanners were $35,277 in the nine months ended October 31, 2008.  The Company no longer actively markets the Cablemaster product and any future sales will be negligible.

Cost of sales totaled $2,776,221 for the nine months ended October 31, 2008 and $4,173,837 for the nine months ended October 31, 2007.  Gross margin percentage was 31.73% for the nine months ended October 31, 2008 and 36.14% for the nine months ended October 31, 2007.  The reduced gross margin percentage is due to the need to spread fixed manufacturing costs over a smaller volume of sales.

General and administrative (G&A) expenses totaled $3,153,907 for the nine months ended October 31, 2008 and $3,106,920 for the nine months ended October 31, 2007.  Included in G&A for the current nine month period is accounting and legal fees totaling $117,023 compared to $429,764 in the nine month ended October 31, 2007.  The legal and accounting fees in the nine month period ended October 31, 2007 included costs incurred in connection with the attempt to register certain shares issued by the Company.  The current nine month period included no such fees.  The current nine month period includes the cost of outside consulting services of $161,385 compared to $609,316 in the nine months ended October 31, 2007.  The cost of group medical insurance increased from $77,784 in the nine month period ended October 31, 2007 to $106,630 in the current nine month period.  Salary cost increased from $1,148,801 in the nine month period ended October 31, 2007 to $1,291,801 in the current period.  In accordance with SFAS 123(R), the Company recorded an expense for the fair value of vested stock options of $112,108 for the nine month period ended October 31, 2008 compared to $182,715 for the nine month period ended October 31, 2007.  Also in accordance with SFAS 123(R), in the nine month period ended October 31, 2008 the Company recorded compensation expense in connection with the issuance of common stock in the amount of $522,990.  No such expense was recorded in the nine month period ended October 31, 2007.

The Company recognized an impairment charge of $4,820,003 for goodwill and amortizable intangible assets.  These assets were recorded a result of the acquisition of CDC in August 2006.  The Company performed an analysis of the carrying value of the goodwill and the unamortized balance of certain intangible assets and determined that an impairment charge was necessary.  The analysis included the determination of the fair value of the reporting unit, using a discounted cash flow approach.  The carrying value exceeded the fair value of the unit.  A comparison of the market value of the Company’s common stock the Company’s equity supported the determination that an impairment charge was warranted.  The Company then measured the amount of the impairment loss and recorded the loss in the current quarter ended October 31, 2008 and is reflected in the results of the nine months ended October 31, 2008.  No such impairment charge was recorded in the quarter ended October 31, 2007 or nine months ended October 31, 2007.

The Company recorded a net tax benefit of $551,554 in the nine month period ended October 31, 2007.  However no income tax expense or income tax benefit was recorded in the nine month period ended October 31, 2008.

The net loss for the nine months ended October 31, 2008 was $(7,803,806) compared to net loss of $(1,511,659) for the nine months ended October 31, 2007.

Liquidity and Capital Resources

On December 11, 2008, the CDC received a notice of default from the Bank of Oklahoma, N.A. (“BOK”) regarding its revolving credit agreement.  BOK advised CDC that it was not in compliance with certain provisions of the credit agreement and had a 20 day period to cure the default.  In the event that CDC fails to cure the default within the 20 day cure period, BOK may pursue further action including acceleration of all amounts due and/or foreclosure of BOK’s security interest in substantially all of CDC’s assets.  The Company, as guarantor, and CDC are currently in discussions with BOK to seek a waiver or forbearance of the default or to amend the credit agreement.  The Company is actively seeking alternative financing from other sources; however it may not be able to secure such financing. If the Company is unsuccessful in obtaining other financing or negotiating a modification of the terms of the current borrowing agreement, the Company may not be able to continue as a going concern.  As of October 31, 2008, CDC had borrowed $1,049,892 under its revolving line of credit, the maximum amount allowed under the borrowing agreement.  The line of credit matured February 28, 2008 and on April 3, 2008, the Company negotiated an extension of the line of credit to February 28, 2009 and obtained a waiver of default for non-compliance with all existing financial covenants as of January 31, 2008.  Effective February 29, 2008, the interest rate under the line of credit increased to prime plus 2% (6% as of October 31, 2008).  As of October 31, 2008, the Company had exceeded it borrowing base under this agreement by $156,000.

As of October 31, 2008, the Company had cash on hand of $181,804 compared to $72,329 as of January 31, 2008.  The Company used $612,011 of cash in operating activities for the nine months ended October 31, 2008 compared to $1,306,805 for the nine months ended October 31, 2007.  On June 20, 2008 the Company closed on $280,000 of an authorized $1,500,000 private placement of securities.  The Company also borrowed $220,000 from the purchaser of the securities, MKM Opportunity Master Fund, Ltd.  The Company advanced $475,000 of the $500,000 to its subsidiary, CDC, for use in its day to day operations. During the nine month period ended October 31, 2008, the Company converted a registration payment obligation into a note payable that matures on March 10, 2010 and bears interest at 12% per annum payable at maturity.  The agreement relieves the Company of any obligation to register the investors’ shares that were the subject of a pending registration statement.

As of October 31, 2008, notes payable totaled $1,720,000. Notes payable to the selling shareholders in the amount of $1,500,000 were amended on March 31, 2008.  The maturity schedule was amended so principal of $500,000 was due October 31, 2008; principal of $500,000 is due on January 31, 2009; and principal of $500,000 is due April 30, 2009. The Company did not make the required payment due on October 31, 2008 and is negotiating for an extension of the payment and a modification of the payment due under the notes.  In addition, starting April 1, 2008, the interest rate of the outstanding promissory notes will increase to 9.54% from 6.54% at January 31, 2008. No other terms of the notes were modified. The increase in rate will result in approximately $45,000 of additional annual interest expense based on the current amount of the notes payable.  The principal of the note in the amount of $220,000 to MKM Opportunity Master Fund, Ltd. and all accrued interest was due on July 20, 2008.  The note and accrued interest remains unpaid as of August 31, 2008.  The note bears interest at 12% until maturity and after that date bears interest at 18% per annum.  In addition, the Company is obligated to MKM Opportunity Master Fund, Ltd. in the amount of $20,000 which represents a commitment fee payable as the note was not paid by August 20, 2008.

Going concern

Existing cash balance at October 31, 2008 will not be sufficient to meet its obligation under its revolving credit agreement, the note to MKM Opportunity Master Fund, Ltd., the notes to the selling shareholders, working capital requirements, capital expenditure and investment requirements for the next 12 months. The Company did not make the interest payment due on the shareholders notes of approximately $25,000 due September 31, 2008, did not make principal payments of $500,000 due on the shareholders notes due October 31, 2008, and does not anticipate having sufficient funds to make the interest payment due on December 31, 2008 of approximately $25,000.  If the Company is not able to obtain some liquidity, either from loans or other means, the Company may be forced to cease activity and seek bankruptcy protection.  The Company is exploring alternatives to improve liquidity, including raising capital, refinancing outstanding debt, or the potential sale of assets.   There is no assurance additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  As of October 31, 2008, these items among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of October 31, 2008 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and is not amortized.  The Company tests goodwill for impairment at least annually, or whenever events or circumstances  indicate an impairment may exist, by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2008, the Company closed on $1,002,300 of subscriptions raised under a Common Stock Purchase Agreement (“SPA”) by and among the Company and a group of investors (collectively the “Investors”). Terms of the SPA provided for a minimum of 20,000,000 shares and a maximum of 30,000,000 shares to be sold under the SPA, at a price of $.05 per share. On April 2, 2008, the Company held its initial closing of the common stock offering, and issued 20,046,000 shares of its common stock at a price of $.05 per share for a total consideration of $1,002,300. Ten million shares were purchased by Vision Opportunity Master Fund, Ltd. (“Vision”) and 10,046,000 shares were purchased by other accredited investors, including officers, directors, management and employees of the Company or its wholly owned subsidiary, Chatsworth Data Corporation, as well as existing shareholders of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 20, 2008, the Company issued a $220,000, non-secured loan to MKM Opportunity Master Fund, Ltd. (MKM) for working capital purposes.  The loan originally bore interest of 12% per annum, with principal and accrued interest due July 20, 2008.    As of October 31, 2008, the Company had not repaid the loan and, as such, the loan was in default.  As a consequence of the default, the loan interest increased to 18% per annum, payable on maturity.

The Company is currently in default on the notes to the selling shareholders.  Interest of approximately $25,000 was due on September 30, 2008 has not been paid.  The principal payment of $500,000 due on October 31, 2008 has not been paid.   The Company does not anticipate on having funds to pay the interest of approximately $25,000 due on the selling shareholder notes which will become due on December 31, 2008.

On December 1, 2006, CDC entered into a revolving credit agreement with a financial institution. At October 31, 2008, outstanding borrowings under this agreement were $1,049,892, which was in excess of its borrowing base by approximately $156,000.  Beginning July 31, 2008, the line of credit requires the Company to meet certain financial covenants, which the Company did not meet.  The Company was notified on December 11, 2008 by its lending bank that it is default under the borrowing agreement.  The agreement provides for a 20 day cure period.  The Company is seeking financing to replace the existing line of credit.  There is no assurance that the Company will be able to obtain such financing.

On April 3, 2008, the Company reached an agreement with investors holding certain registration rights under an August 2006 Investor Rights Agreement and the Company issued promissory notes to the investors in the aggregate amount of $754,600.  One provision of the notes payable is that if the Company admits an inability to pay its debts generally as they become due, the notes payable are deemed to be in default.  Accordingly, the notes payable, registration rights agreement are deemed to be in default as of October 31, 2008, and as a consequence, the loans became due immediately, and loan interest increased to 18% per annum.

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

CHATSWORTH DATA SOLUTIONS, INC.

Date: December 17, 2008	/s/ Sidney L. Anderson
Sidney L. Anderson Chief Executive Officer, President

INDEX TO EXHIBITS.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.